Form 10-Q
period 1995-04-30
BOSTON BANCORP
filed 1995-06-14
CIK 760079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ________________________


                                   FORM 10-Q
          [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended, April 30, 1995

                                       OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to        .

                         Commission File Number 0-13795

                                 THE BOSTON BANCORP
             (Exact name of registrant as specified in its charter)

        Massachusetts                              04-2850710
        (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)          Identification No.)


             460 West Broadway
        South Boston, Massachusetts                               02127
(Address of principal executive offices)                          (Zip Code)


                                  (617) 268-2500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X     NO

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, is:


                Class:  Common stock, par value $1.00 per share.
                 Outstanding at May 31, 1995: 5,216,243 shares.

                               THE BOSTON BANCORP

                                   FORM 10-Q

                                     INDEX

                                                                        Page

Part I.   Financial Information

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition (Unaudited) as of
          April 30, 1995 and October 31, 1994 . . . . . . . . . . .       3

          Consolidated Statements of Operations (Unaudited) for the
          Three and Six Months Ended April 30, 1995 and 1994  . . .       4

          Consolidated Statements of Cash Flows (Unaudited) for the
          Six Months Ended April 30, 1995 and 1994  . . . . . . . .       5

          Notes to Consolidated Financial Statements (Unaudited)  .       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . .       9


Part II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .      17

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . .      17

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .      18

Item 4.   Submission of Matters to a Vote of Security-Holders . . .      18

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .      18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      18

          Signature Page  . . . . . . . . . . . . . . . . . . . . .      19

                      THE BOSTON BANCORP AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                 (In thousands)

                                               April 30, 1995    October 31, 1994
Assets:
     Cash and due from banks . . . . . . . .   $     17,785      $    14,884
     Investment securities available for
      sale, at fair value  . . . . . . . . .        503,211          615,210
     Mortgage-backed securities available
      for sale, at fair value  . . . . . . .      1,090,532          953,398
     Loans, net  . . . . . . . . . . . . . .        345,602          350,205
     Other real estate, net  . . . . . . . .         13,309            7,786
     Loans held for sale, net (market values
      of $21,997 and $18,164, respectively).         21,824           18,164
     Land, building and equipment, net . . .          8,296            8,254
     Accrued income receivable . . . . . . .         14,989           17,015
     Other assets  . . . . . . . . . . . . .         26,086           48,153

     Total assets  . . . . . . . . . . . . .    $ 2,041,634      $ 2,033,069


Liabilities and stockholders' equity:
     Deposits  . . . . . . . . . . . . . . .    $ 1,340,188      $ 1,398,233
     Notes payable . . . . . . . . . . . . .          5,650            7,550
     Borrowings. . . . . . . . . . . . . . .         28,238           10,275
     Federal Home Loan Bank advances . . . .        482,921          470,000
     Accrued interest payable  . . . . . . .          5,170            4,557
     Mortgagors' escrow accounts . . . . . .            524              939
     Other liabilities   . . . . . . . . . .         20,653           23,893

     Total liabilities . . . . . . . . . . .      1,883,344        1,915,447

Stockholders' equity:
     Serial preferred stock, $1.00 par value;
         authorized 3,000,000 shares;
         issued - 0 - shares . . . . . . . .         ---              ---
     Common stock, $1.00 par value;
         authorized 20,000,000 shares;
         issued and outstanding 5,190,829 and
         5,142,989 shares, respectively  . .          5,191            5,143
     Additional paid-in capital  . . . . . .         25,886           23,400
     Retained earnings   . . . . . . . . . .        123,496          118,149
     Unearned compensation expense - ESOP. .         (2,898)          (3,276)
     Net unrealized gain (loss) on
         securities available for sale . . .          6,615          (25,794)

     Total stockholders' equity  . . . . . .        158,290          117,622

     Total liabilities and
       stockholders' equity  . . . . . . . .    $ 2,041,634      $ 2,033,069



      See accompanying notes to consolidated financial statements.

                      THE BOSTON BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      (In thousands except per share data)
                                            Three months ended          Six months ended
                                                April 30                    April 30
                                           1995            1994        1995          1994

INTEREST AND DIVIDEND INCOME:
     Interest on mortgage loans . . . . .  $  8,008        $  8,276    $ 16,024      $ 16,591
     Interest on other loans  . . . . . .       184             218         476           513
     Interest on investment securities. .     5,937           6,376      13,825        12,443
     Dividends on equity securities . . .     2,216           2,049       4,740         4,547
     Interest on mortgage-backed
      securities  . . . . . . . . . . . .    18,376          16,313      35,336        33,557
     Interest on short-term investments .       260             108         354           488
       Total interest and dividend
       income . . . . . . . . . . . . . .    34,981          33,340      70,755        68,139
INTEREST EXPENSE:
     Interest on deposits . . . . . . . .    13,079          11,940      25,843        25,281
     Interest on notes payable  . . . . .       118             164         251           387
     Interest on borrowings . . . . . . .       424               0         599             2
     Interest on Federal Home Loan
      Bank advances   . . . . . . . . . .     7,430            5,846     14,655        12,341

       Total interest expense . . . . . .    21,051           17,950     41,348        38,011

Net interest and dividend income  . . . .    13,930           15,390     29,407        30,128
Provision for possible loan losses  . . .       500            1,500      2,000         3,300
     Net interest and dividend income
      after provision for possible
      loan losses . . . . . . . . . . . .    13,430           13,890     27,407        26,828
OTHER INCOME:
     Net realized gains on securities . .       533            1,795        560         7,085
     Provision for losses on joint
      venture advances  . . . . . . . . .      (142)            (159)      (284)         (327)
     Gain (loss) on sales of loans  . . .      (618)               2       (617)            2
     Gain on sale of real estate  . . . .         0              157          0           157
     Fees and service charges on loans. .       429              359        850           715
     Other operating income . . . . . . .       387              827        791         1,312
       Total other income . . . . . . . .       589            2,981      1,300         8,944
OTHER EXPENSES:
     Salaries and employee benefit. . . .     2,802            3,592      6,178         7,030
     Advertising expense  . . . . . . . .       185              164        380           519
     Occupancy expense  . . . . . . . . .       744              710      1,425         1,447
     Net cost of other real estate  . . .      (263)             101       (265)          597
     FDIC deposit insurance assessment. .       797              834      1,602         1,660
     Professional services  . . . . . . .     2,200              735      2,825         1,193
     Other operating expenses . . . . . .     1,212            1,537      2,299         2,171
       Total operating expenses . . . . .     7,677            7,673     14,444        14,617
Income before income taxes  . . . . . . .     6,342            9,198     14,263        21,155
INCOME TAXES:
     Federal  . . . . . . . . . . . . . .     1,782            2,780      3,976         6,129
     State  . . . . . . . . . . . . . . .       132               11        350           965
       Total income taxes . . . . . . . .     1,914            2,791      4,326         7,094

Net income  . . . . . . . . . . . . . . .  $  4,428         $  6,407   $  9,937      $ 14,061


Primary earnings per share  . . . . . . .  $   0.85         $   1.19   $   1.92      $   2.55
Fully diluted earnings per share  . . . .  $   0.84         $   1.19   $   1.90      $   2.55

         See accompanying notes to consolidated financial statements.


                      THE BOSTON BANCORP AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                              Six Months Ended
                                                                   April 30
                                                            1995            1994
                                                                 (Unaudited)
Operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . .   $   9,937       $  14,061
 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Decrease in accrued income receivable . . . . . . . .       2,026             422
 Increase (decrease) in accrued interest payable . . .         613            (715)
 Amortization of loan discounts and premiums, net  . .         683            (687)
 Amortization of investment securities available
  for sale discounts and premiums, net . . . . . . . .        (692)           (939)
 Amortization of mortgage-backed securities
  available for sale discounts and premiums, net . . .       1,080           3,455
 Provision for possible loan losses  . . . . . . . . .       2,000           3,300
 Net realized gains on investment securities
  available for sale . . . . . . . . . . . . . . . . .      (2,681)         (6,622)
 Net realized (gains) losses on mortgage-backed
  securities available for sale  . . . . . . . . . . .       2,121            (463)
 Net (gain) loss on sale of loans  . . . . . . . . . .         618              (2)
 Increase in loans held for sale . . . . . . . . . . .     (16,739)        (28,933)
 Increase in reserve for depreciation  . . . . . . . .         493             374
 Gain on sale of premises and equipment  . . . . . . .        ---             (156)
 (Increase) decrease in other assets . . . . . . . . .      22,067         (20,023)
 Increase (decrease) in other liabilities  . . . . . .     (25,968)         12,326

    Net cash flow from operating activities  . . . . .      (4,442)        (24,602)

Investing activities:
 Loans originated, acquired, proceeds from sales of
  loans, and principal collections, net   . . . . . . .     (7,677)         (7,425)
 Proceeds from sale of other real estate  . . . . . . .      4,885           3,991
 Purchases of mortgage-backed securities
  available for sale  . . . . . . . . . . . . . . . . .   (165,677)        (66,687)
 Principal collections of mortgage-backed
  securities available for sale   . . . . . . . . . . .     48,729         155,979
 Proceeds from sales of mortgage-backed securities
  available for sale  . . . . . . . . . . . . . . . . .     21,945          10,381
 Purchases of investment securities
  available for sale  . . . . . . . . . . . . . . . . .    (38,107)       (114,314)
 Principal collections of investment securities
  available for sale  . . . . . . . . . . . . . . . . .      3,083          13,073
 Proceeds from sales of investment securities
  available for sale  . . . . . . . . . . . . . . . . .    166,598          36,279
 Proceeds from maturities of investment securities
  available for sale  . . . . . . . . . . . . . . . . .      5,540          19,879
 Capitalized additions to other real estate owned . . .       (287)           (597)
 Purchases of premises and equipment  . . . . . . . . .       (535)         (1,488)
 Proceeds from sales of premises and equipment  . . . .       ---              498

     Net cash flow from investing activities  . . . . .     38,497          49,569



                                  Page 5




                      THE BOSTON BANCORP AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)
                                                              Six Months Ended
                                                                   April 30
                                                            1995            1994
                                                                 (Unaudited)
Financing activities:
 Net decrease in deposit accounts  . . . . . . . .         (58,045)        (29,286)
 Proceeds of Federal Home Loan Bank advances . . .         340,483         206,119
 Payments of Federal Home Loan Bank advances . . .        (327,562)       (251,119)
 Increase in borrowings under short-term
  reverse repurchase agreements  . . . . . . . . .          17,963           ---
 Increase (decrease) in mortgagors'
  escrow accounts  . . . . . . . . . . . . . . . .            (415)             81
 Cash dividends declared on common stock . . . . .          (1,929)           (984)
 Payments for maturing notes payable . . . . . . .          (1,900)         (7,500)
 Proceeds from exercise of stock options . . . . .           2,976             803
 Payments for repurchase of common stock . . . . .          (3,103)        (20,807)
 Unearned compensation expense - ESOP  . . . . . .             378             378

     Net cash flow from financing activities . . .         (31,154)       (102,315)

 Total increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . .           2,901         (77,348)

 Cash and cash equivalents at beginning of year. .          14,884         102,794
 Cash and cash equivalents at end of year  . . . .      $   17,785      $   25,446


          See accompanying notes to consolidated financial statements.

                      THE BOSTON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A)  Basis of Presentation

     The Boston Bancorp ("Bancorp" or the "Company") was formed in October 1984 and, effective March 1, 1985, acquired all of the outstanding shares of the South Boston Savings Bank ("South Boston" or the "Bank") in exchange on a one-for-one basis for Bancorp common stock. Bancorp thereby became the holding company for the Bank.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or all footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the financial statements, notes, and other information included in Bancorp's Form 10-K for its fiscal year ended October 31, 1994.

     The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the consolidated financial condition as of April 30, 1995 and October 31, 1994 and the consolidated results of operations for the three and six month periods ended April 30, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended April 30, 1995 and 1994.

     The results of operations for the three and six months ended April 30, 1995 are not necessarily indicative of results that may be expected for the entire year.

Note B)  Earnings Per Share

     Primary earnings per share for the three and six months ended April 30, 1995 and 1994 were calculated by adding the common stock equivalents, which would arise from the exercise of outstanding stock options granted under the stock option plans, to the weighted average number of shares outstanding during the quarters. The number of shares used for calculating primary earnings per share for the three and six months ended April 30, 1995 were 5,218,019 and 5,174,341, respectively, and for the three and six months ended April 30, 1994, 5,375,699 and 5,504,391, respectively. The weighted average number of shares outstanding during the three and six months ended April 30, 1995 were 5,127,340 and 5,106,289, respectively, and for the three and six months ended April 30, 1994 were 5,189,708 and 5,311,343, respectively.

     The calculation of the common stock equivalent under primary earnings per share is based, in part, on an average stock price for the period. The calculation of the common stock equivalent under fully diluted earnings per share is based, in part, on the price of the stock at the end of the period, if higher than the average price during the period. Fully diluted earnings per share for the three and six months ended April 30, 1995 were based on 5,249,442 and 5,228,391 shares, respectively, and for the three and six months ended April 30, 1994 were based on 5,375,699 and 5,504,391 shares, respectively.

Note C)  Investment and Mortgage-Backed Securities Available for Sale

     At October 31, 1993 the Company reclassified its investment and mortgage-backed securities portfolios as available for sale. As a result of the reclassifications, all investments and mortgage-backed securities are carried at fair value. Any after-tax net unrealized gain or loss on these securities will be recognized as a credit or charge to stockholders' equity. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, significant prepayment risk and similar economic factors.

Note D)  Loans Held for Sale

     Loans originated by the Bank, including education, certain commercial loans, and residential loans which conform to specific underwriting standards outlined by FNMA and FHLMC, are classified as held for sale and recorded at the lower of aggregated cost or estimated market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance. Changes in the valuation allowances are included in the determination of net income of the period in which such a change occurs.

     Gains and losses on loan sales are determined using the specific identification method. Interest income on loans held for sale is accrued currently and classified as interest on loans.

Note E)  Subsequent Event - Dividend Payment

     On May 18, 1995, the Board of Directors of Bancorp voted a quarterly dividend of $.19 per share on each outstanding share of Bancorp common stock. Such dividend is payable on June 15, 1995 to stockholders of record on May 31, 1995.

                               THE BOSTON BANCORP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The total assets of The Boston Bancorp increased to $2.042 billion at April 30, 1995 from $2.033 billion at October 31, 1994, primarily as a result of an increase in the Company s investment portfolio. The increase in assets was financed with borrowings and Federal Home Loan Bank advances, offset in part by a reduction in the Bank's deposits to $1.340 billion at April 30, 1995 from $1.398 billion at October 31, 1994.

     At April 30, 1995, the Company's investment portfolio, which is comprised of investment securities and mortgage-backed securities, totaled $1.594 billion compared to $1.569 billion at October 31, 1994. The average life of the investment portfolio, including mortgage-backed securities, declined to 5.7 years at April 30, 1995 compared to 6.0 years at October 31, 1994. This decline is the result of portfolio restructuring designed to reduce interest rate risk on the Company s balance sheet. Despite these changes, the Company's investment portfolio remains sensitive to changes in interest rates, and the value of the portfolio would be favorably affected by a decline in prevailing rates and adversely affected by an increase in prevailing rates.

     At April 30, 1995, $185.9 million of the mortgage-backed securities portfolio was represented by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA") adjustable-rate mortgages. The Bank's continued use of GNMA, FNMA and FHLMC 15-year mortgage-backed securities, both seasoned as well as newly issued FNMA and FHLMC 5 and 7-year balloon payment mortgage-backed issues, 30-year seasoned shorter weighted average maturity obligations issued by the above mentioned entities, and one and three year adjustable-rate mortgage-backed securities, has resulted in a mortgage-backed securities portfolio with an average life at April 30, 1995 of approximately 5.5 years.
At April 30, 1995, the pretax amortized cost of the Company's mortgage-backed securities portfolio exceeded its fair value by $27.6 million, as compared with an excess of pretax amortized cost over fair value at October 31, 1994, of $61.0 million.

     The fair value of the Company's equities portfolio decreased to $185.4 million at April 30, 1995 from $187.5 million at October 31, 1994. These amounts reflect SFAS 115 which requires that certain investment securities be recorded at fair value. The fair value of preferred stock issues held by the Company totaled $15.9 million at April 30, 1995 compared to $17.4 million at October 31, 1994. The fair value of the common equity portfolio totaled $169.5 million at April 30, 1995, compared to $145.1 million at October 31, 1994. The common stock portfolio continues to be yield oriented and weighted towards public utility, telephone, bank, and other high quality dividend paying issues.

     At April 30, 1995, the fair value, net of tax, of the Company's investment portfolio, including mortgage-backed securities, was in excess of its amortized cost by $6.6 million, which under SFAS 115 is included as a separate component of stockholders' equity in the Company's consolidated statements of financial condition as of April 30, 1995. At October 31, 1994, the fair value, net of tax benefit, of the investment portfolio had been $25.8 million less than its amortized cost. Subsequent to April 30, 1995, the U.S. Financial markets experienced a very strong rally which had a positive effect on the Company s investment portfolio. At May 31, 1995, the Company s investment portfolio had a pretax appreciation of $49.2 million over amortized cost, and a $31.5 million after-tax appreciation.

     Loans, net, including loans held for sale, decreased to $367.4 million at April 30, 1995 from $368.4 million at October 31, 1994. Mortgage loan originations for the three months ended April 30, 1995 decreased to $16.4 million from $36.9 million for the comparable period ended April 30, 1994. Of the $16.4 million in mortgage loans originated during the three months ended April 30, 1995, $14.5 million were residential mortgage loans, of which $9.5 million were adjustable rate loans and $5.0 million were fixed rate loans. The remaining $1.9 million represents commercial first mortgage loans totaling $1.2 million and loans secured by multi-family residential properties totaling $.7 million.

     Commercial and multi-family real estate loans are generally written on three or five year notes with interest rates fixed at the time of origination for three or five years with amortization periods of up to thirty years. Thereafter, interest rates are subject to adjustment at the discretion of the bank. Loan commitments outstanding as of April 30, 1995 totaled $4.4 million and were comprised of fixed and variable rate residential mortgage loans totaling $.8 million and $.2 million, respectively, and commercial and multi-family mortgage loan commitments totaling $3.4 million.

     Non-performing Assets and Renegotiated Loans: The following table summarizes nonperforming assets and renegotiated loans at the dates shown. The Company ceases accruing interest on all loans delinquent 90 or more days.


                                           April 30, 1995     October 31, 1994
                                                 (Dollars in thousands)
Mortgages delinquent for 90 or more days:
     Conventional . . . . . . . . . . . .    $  2,855           $  1,222
     Commercial . . . . . . . . . . . . .       3,478              3,360
     FHA/VA . . . . . . . . . . . . . . .         519                511

     Total  . . . . . . . . . . . . . . .       6,852              5,093

Loans arising from sales of previously
 designated other real estate (FAS 66) (a):
     Conventional . . . . . . . . . . . .         --               2,900
     Commercial . . . . . . . . . . . . .         --               7,234

     Total  . . . . . . . . . . . . . . .         --              10,134

Mortgages substantively foreclosed
 and in foreclosure (b):
     Conventional . . . . . . . . . . . .       3,659              3,756
     Commercial . . . . . . . . . . . . .       9,650              3,913
     FHA/VA . . . . . . . . . . . . . . .         --                 117

Total . . . . . . . . . . . . . . . . . .      13,309              7,786

Total mortgages loans delinquent for
 90 or more days, FAS 66 loans,
 mortgages substantively foreclosed
 and in foreclosure   . . . . . . . . . .      20,161             23,013

Other loans delinquent for 90 or more days:
     Secured  . . . . . . . . . . . . . .           3                  9
     Unsecured  . . . . . . . . . . . . .          49                 --


                                                   52                  9

Total loans delinquent for 90 or more days,
 FAS 66 loans, mortgages substantively
 foreclosed and in foreclosure  . . . . .   $  20,213          $  23,022

Percent delinquent for 90 or more days,
 FAS 66 loans, substantively foreclosed
 and in foreclosure to total loans,
 including mortgage loans held for sale
 (before net items) . . . . . . . . . . .       5.10%              5.95%

Percent delinquent for 90 or more days,
FAS 66 loans, substantively foreclosed
and in foreclosure to total assets  . . .         99%              1.13%

Renegotiated loans, net . . . . . . . . .    $  2,720           $  2,998

___________________________

(a) Loans arising from sales of previously designated other real estate are included as mortgages in foreclosure at April 30, 1995.

(b) Substantive foreclosure is a circumstance in which a loan has reached such a status that it is economically the same as if the loan collateral is foreclosed. There are several criteria used to determine if a property has been substantively foreclosed. These criteria are: the borrower has little or no equity in the collateral, proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral and the borrower has either formally or effectively abandoned control of the collateral or retained control of the collateral, but, because of the current financial condition of the borrower or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

   Total loans 90 or more days delinquent, FAS 66 loans, and mortgages substantively foreclosed and in foreclosure decreased to $20.2 million at April 30, 1995 from $23.0 million at October 31, 1994. This change is largely attributable to a decrease in FAS 66 loans to $8.0 million at April 30, 1995 from $10.1 million at October 31, 1994 reflecting the borrowers increased investments in these properties. Mortgage loans relating to FAS 66 or in foreclosure at April 30, 1995 were comprised of $3.7 million of loans secured by 1-4 family residential property (27 loans) and $9.6 million of loans secured by commercial real estate (14 loans).

   As of April 30, 1995, the Bank's allowance for possible loan losses totaled $10.5 million compared to $9.5 million at October 31, 1994. The provision for possible loan losses totaled $.5 million for the fiscal 1995 second quarter. Charge-offs, net of recoveries, for the quarter ended April 30, 1995 totaled $829,000, including $494,000 of net recoveries on commercial real estate loans and $267,000 of net charge-offs on residential and multi-family real estate loans.

   The loan loss provision charged to operations and the related balance in the allowance for possible loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience and management's estimation of future potential losses. While management uses available information to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic developments differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

   An allocation of the allowance for possible loan losses by type of loan is as follows:

                                                   Six Months Ended
                                                       April 30,
                                                 1995            1994
                                                (Dollars in thousands)
   Balance at beginning of period . . . . . .    $ 9,471         $ 9,325

   Additions to reserve:
     Commercial real estate . . . . . . . . .      1,480           2,640
     Residential/multi-family real estate . .        480             644
     Consumer   . . . . . . . . . . . . . . .         40              16
      . . . . . . . . . . . . . . . . . . . .      2,000           3,300


   Charge-offs (net of recoveries):
     Commercial real estate (a) . . . . . . .        470           3,188
     Residential/multi-family real
      estate (b)  . . . . . . . . . . . . . .        456             404
     Consumer   . . . . . . . . . . . . . . .         67              (2)
      . . . . . . . . . . . . . . . . . . . .        993           3,590

   Balance at end of period . . . . . . . . .   $ 10,478         $ 9,035

____________________

(a) Includes reserve allocations in the amounts of $519,000 on two performing loans and $242,000 on two performing loans for the six months ended April 30, 1995 and 1994, respectively.
(b) Includes reserve allocations in the amounts of $332,000 on one performing loan and $340,000 on two performing loans for the six months ended April 30, 1995 and 1994, respectively.


     Renegotiated loans, net, decreased to $2.7 million at April 30, 1995 from $3.0 million at October 31, 1994. These loans were restructured as a result of increased vacancies and reduced rental rates. Specific reserves established for renegotiated loans totaled $953,000 at April 30, 1995 and $550,000 at October 31, 1994. Renegotiated loans at April 30, 1995 were comprised of $484,000 of first mortgage loans secured by 1-4 family residential property (2 loans), $2.0 million of first mortgage loans secured by 5 or more family residential property (2 loans), and $222,000 of first mortgage loans secured by commercial real estate (1 loan). These loans have interest rates ranging from 7.5% - 10.0% with a weighted average interest rate of 9.20%.

     Total deposits decreased 4.1% to $1.340 billion at April 30, 1995 from $1.398 billion at October 31, 1994. The rates paid on the Bank's short term deposits did not rise as rapidly as comparable market rates primarily in the first fiscal quarter, consequently monies flowed into more competitive accounts including bond and equity mutual funds.

     Federal Home Loan Bank advances increased to $482.9 million at April 30, 1995 from $470.0 million at October 31, 1994. Borrowings, comprised of reverse repurchase agreements, increased to $28.2 million at April 30, 1995 from $10.3 million at October 31, 1994. These increases in advances and borrowings were utilized, in part, to offset deposit outflows.

     Stockholders' equity increased to $158.3 million at April 30, 1995 from $117.6 million at October 31, 1994. The increase in stockholders equity reflects a $32.4 million increase in net unrealized gain on securities available for sale, net of tax, from a net unrealized loss of $25.8 million to a net unrealized gain of $6.6 million, and $9.9 million of earnings during the first six months of fiscal 1995 offset, in part, by $2.1 million utilized to repurchase shares of the Company s common stock under a stock repurchase program which was terminated in December 1994 and dividends.

     Under current regulations of the FDIC, BIF-insured banks, including South Boston, are required to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system and that are not experiencing or anticipating significant growth) are required to maintain Tier 1 capital of at least 3% of their total assets. For all other banks, the minimum ratio of Tier 1 capital to total assets is 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based standards, BIF-insured institutions are required to have a ratio of risk-based capital to risk-weighted assets ratio of at least 8%. The Bank had ratios of Tier 1 capital to total assets of 6.66% and risk-based capital to risk weighted assets of 19.18% at April 30, 1995. Based on its capital ratios as of April 30, 1995, the Bank believes it was "well capitalized" at such date under the FDIC's prompt corrective action regulations, assuming the absence of alternative classification by the FDIC based on other factors.

Result of Operations

     Net income for the three months ended April 30, 1995 decreased to $4.4 million, or $.84 per share (fully diluted), from $6.4 million, or $1.19 per share (fully diluted), for the three months ended April 30, 1994. Net income for the six months ended April 30,1995 decreased to $9.9 million, or $1.90 per share (fully diluted), from $14.1 million, or $2.55 per share (fully diluted) for the six months ended April 30, 1994. The decrease in net income for the three and six months ended April 30,1995 reflects lower net realized gains on securities and loans, lower net interest and dividend income resulting from higher interest rates, and lower salaries and employee benefit expenses, offset, in part, by higher professional fees and a decrease in income taxes.

     Net interest and dividend income for the three and six months ended April 30, 1995 decreased 9.5% to $13.9 million and 2.4% to $29.4 million, respectively, as compared to $15.4 million and $30.1 million for the three and six months ended April 30, 1994. The decreases primarily reflect higher rates of interest paid on all major categories of interest-bearing liabilities and a shift in the mix of liabilities, offset, in part, by higher rates of interest earned on investment securities.

     Interest earned on the investment portfolio totaled $26.8 million for the three month period ended April 30, 1995, compared with $24.9 million for the comparable period of 1994, and increased 6.5% to $54.3 million for the six months ended April 30, 1995 from $51.0 for the six months ended April 30, 1994. This increase reflects higher rates of interest earned and average balances outstanding during the six months ended April 30, 1995 as compared with the same period in fiscal 1994.

     Interest income on the loan portfolio for the three and six months ended April 30, 1995 decreased 3.5% to $8.2 million and $16.5 million, respectively, as compared to $8.5 million and $17.1 million for the three and six months ended April 30, 1994. The effective yield earned on the loan portfolio during the quarter ended April 30, 1995 was lower than in the second quarter of 1994, reflecting a decrease in interest rates, offset, in part, by higher average balances outstanding during this quarter as compared with the same period in fiscal 1994. The effective yield and average balances outstanding were lower during the six months ended April 30, 1995 as compared with the same period in fiscal 1994, as a result of lower loan originations, decreasing mortgage rates and the conversion of $11.9 million of loans to mortgage-backed securities during the quarter ended January 31, 1995. The decrease in average balances of loans outstanding was also affected by the Bank's conversion totaling $99.3 million of loans to mortgage-backed securities during the fiscal year ended October 31, 1994.

     The following table sets forth the weighted average yields on the loan and investment portfolios, the weighted average rate paid on deposits, borrowings, medium-term notes and advances and the interest rate spread between yields earned on loans and investments and rates paid for funds during the periods indicated.

Weighted Average Yields                       Three Months Ended      Six Months Ended
  and Cost of Funds                                April 30                April 30
                                              1995          1994      1995        1994
Weighted average yield earned on:
     Loans (a) . . . . . . . . . . . . . .    8.42%          8.76%    8.49%       8.76%
     Investments (b) . . . . . . . . . . .    6.70           6.31     6.77        6.36
     Combined  . . . . . . . . . . . . . .    7.03           6.79     7.10        6.84

Weighted average rate paid on:
     Deposit accounts  . . . . . . . . . .    4.01           3.45     3.85        3.54
     Borrowings  . . . . . . . . . . . . .    6.39            --      6.06        6.25
     Medium-term notes . . . . . . . . . .    8.38           8.34     8.46        8.34
     Federal Home Loan Bank advances . . .    6.32           5.50     6.11        5.53
     Cost of funds   . . . . . . . . . . .    4.66           3.95     4.48        4.04
     Interest rate spread  . . . . . . . .    2.37           2.84     2.62        2.80

____________________

(a) Excludes loan fees (except that portion considered an adjustment to yield); includes effects of non-accrual loans.

(b) Includes mortgage-backed securities. The yields on available for sale securities are calculated in the same manner as the yield for held to maturity securities (interest income annualized divided by weighted average amortized historical cost).





     The effect on net interest income of changes in weighted average interest rates and the weighted average amounts of interest-earning assets and interest-bearing deposits, borrowings, medium-term notes and advances outstanding during the periods is shown on the following page for the periods indicated.


                                                                    Increase (Decrease) Due To
Three Months Ended                                    Total                                 Rate/
    April 30,                Current     Prior      Increase      Rate        Volume       Volume
  1995 vs. 1994               Period     Period     (Decrease)   (1)(4)       (2)(4)       (3)(4)
Income from interest-
 earning assets:
  Loan portfolio(e) . . . .  $ 8,192     $ 8,494    $  (302)     $  (319)     $    18      $   (1)
  Investment portfolio(f) .   26,789      24,846      1,943        1,513          405          25

        Total . . . . . . .   34,981      33,340      1,641        1,194          423          24

Expense from interest-
 bearing liabilities:
  Deposit accounts  . . . .   13,079      11,940      1,139        1,876         (628)       (109)
  Borrowings  . . . . . . .      424           0        424            0            0         424
  Medium term notes . . . .      118         164        (46)           1          (47)          0
  Federal Home Loan Bank
   advances . . . . . . . .    7,430       5,846      1,584          856          634          94

         Total  . . . . . .   21,051      17,950      3,101        2,733          (41)        409

Net interest income . . . .   13,930     $15,390    $(1,460)     $(1,539)        $ 464     $ (385)




                                                                    Increase (Decrease) Due To
Six Months Ended                                     Total                                  Rate/
   April 30,                Current     Prior      Increase      Rate         Volume       Volume
 1995 vs. 1994              Period      Period     (Decrease)   (a)(d)        (b)(d)       (c)(d)

Income from interest-
 earning assets:
  Loan portfolio(e) . . .   $ 16,500    $ 17,104   $  (604)     $  (550)      $  (56)       $    2
  Investment portfolio(f).    54,255      51,035     3,220        3,197           22             1

       Total  . . . . . .     70,755      68,139     2,616        2,647          (34)            3

Expense from interest-
 bearing liabilities:
  Deposit accounts  . . .     25,843      25,281       562        1,802        (1,128)        (112)
  Borrowings  . . . . . .        599           2       597          (14)          616           (5)
  Medium term notes . . .        251         387      (136)           0          (136)           0
  Federal Home Loan
   Bank advances  . . . .     14,655      12,341     2,314        1,295           916          103

        Total   . . . . .     41,348      38,011     3,337        3,083           268          (14)

Net interest income . . .   $ 29,407    $ 30,128   $  (721)     $  (436)      $  (302)      $   17

_________________________

  (a) Determined by multiplying the change in the weighted average interest rate between the periods shown by the prior period average portfolio balance.

  (b) Determined by multiplying the change in average portfolio balance between periods shown by the weighted average interest rate for the prior period.

  (c) Determined by multiplying the change in the weighted average rate between periods shown by the change in the average portfolio balance between periods shown.

  (d) The increases and decreases in income and expense not accounted for in the calculations described above (arising primarily due to actual monthly rate and volume variances differing from the averages used in the calculations) are allocated pro forma to the three statistics.

  (e)     Includes loans held for sale.

  (f)     Includes mortgage-backed securities.


     The average yield on the loan portfolio decreased to 8.42% and 8.49% for the three and six months ended April 30, 1995, respectively, as compared to 8.76% for the three and six months ended April 30, 1994, reflecting the continued customer demand for lower rate adjustable rate mortgages and short-term fixed rate mortgages. The average yield on the investment portfolio increased to 6.70% and 6.77% for the three and six months ended April 30, 1995, respectively, as compared to 6.31% and 6.36% for the same periods in fiscal 1994, due primarily to rising interest rates.

     Total interest expense increased to $21.1 million and $41.3 million for the three and six months ended April 30, 1995, respectively, as compared to $18.0 million and $38.0 million for the same periods in 1994, primarily due to higher interest rates resulting in an increase in all major categories of interest expense and an increase in FHLB advances offset, in part, by lower average balances in deposits. The weighted average cost of funds increased to 4.66% and 4.48% for the three and six months ended April 30, 1995, respectively, as compared to 3.95% and 4.04% for the same periods in 1994.

     Total other income decreased to $589,000 and $1.3 million for the three and six months ended April 30, 1995, respectively, as compared to $3.0 million and $8.9 million for the same periods in 1994, due primarily to lower net realized gains on securities which totaled $533,000 and $560,000 for the three and six months ended April 30, 1995, respectively, as compared to $1.8 million and $7.1 million for the same periods in 1994. Gross realized gains on the sale of securities totaled $4.1 million and $5.1 million for the three and six months ended April 30, 1995, respectively. Gross realized losses on the sale of securities during such periods totaled $3.6 million and $4.6 million, respectively.

     Other operating income for the three and six months ended April 30, 1995 decreased 53.2% to $387,000 and 39.7% to $791,000, respectively, as compared to $827,000 and $1.3 million for the three and six months ended April 30, 1994. Other operating income was higher during the prior fiscal year due to the receipt of a state tax refund in the amount of $510,000 received by the Bank in February 1994, which reduced state tax expense, and accrued interest totaling $474,000 which is included in other operating income for the three and six months ended April 30, 1994.

     During the second fiscal quarter, a charge to income was taken in the amount of $1.0 million to writedown the value of a real estate loan held for sale, resulting in a loss on sales of loans in the amount of $618,000 and $617,000 for the three and six months ended April 30, 1995, respectively, from a gain of $2,000 for the comparable periods in 1994.

     Gain on sale of real estate reflects a gain of $157,000 during the second quarter of fiscal 1994 resulting from the sale of a bank owned facility.

     Total other expenses totaled $7.7 million for both three month periods ended April 30, 1995 and 1994, and decreased to $14.4 million for the six month period ended April 30, 1995 from $14.6 million for the same period in 1994. Fees for professional services increased $1.5 million and $1.6 million, respectively, for the three and six months ended April 30, 1995, as compared to the same period in 1994. These increases were offset, in part, by decreases in salary and employee benefit expense of $790,000 and $852,000 to $2.2 million and $2.8 million, respectively, reflecting a reduction in the Company's profit sharing provision for the three and six months ended April 30, 1995 of $406,000 and $662,000, respectively, as compared to the same period in fiscal 1994. The additional professional services are being incurred in connection with resolutions previously adopted by the Board of Directors in response to regulatory examinations of the Bank and Company. Expenses associated with other real estate for the three and six months ended April 30, 1995 decreased $364,000 and $862,000, to ($263 million) and ($265 million), respectively, as compared to the same periods in 1994, reflecting increased rental income received through the operation of other real estate owned.

     The provision for federal and state taxes decreased to $1.9 million and $4.3 million for the three and six months ended April 30, 1995, respectively, as compared to $2.8 million and $7.1 million for the three and six months ended April 30, 1994, respectively, reflecting lower effective tax rates and pretax income resulting from lower net realized gains on the sale of securities during the current periods. The combined federal and state income tax rate decreased to approximately 30% from 36% for the three and six months ended April 30, 1995 and 1994, respectively. This decrease stems from the fact that a larger percentage of pretax income for the three and six months ended April 30, 1995, as compared to the same periods in 1994, is taxed at a lower rate.


                          PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

          Not applicable.

     Item 2.   Changes in Securities

          (a)  Not applicable.
          (b)  Not applicable.

     Item 3.   Defaults Upon Senior Securities

          (a)  Not applicable.
          (b)  Not applicable.

     Item 4.   Submission of Matters to a Vote of Security-Holders

          The Company's 1995 annual meeting of stockholders was held on April 4, 1995. At the 1995 annual meeting, W. Randle Mitchell, Jr. and Richard L. McDowell were elected as directors of the Company for new three-year terms. Of the 5,070,089 eligible votes, 4,267,721 votes were cast in favor of the election of Mr. Mitchell and 4,265,773 were cast in favor of the election of Mr. McDowell. A total of 65,738 votes were withheld as to the election of Mr. Mitchell and 67,686 votes were withheld as to the election of Mr. McDowell. In addition to Messrs. Mitchell and McDowell, the directors whose terms of office will continue after the annual meeting include
          Peter H. Hersey, Frank G. Neal Jr., Roger H. Doggett and Robert E. Lee who was elected to fill the vacancy on the Board of Directors resulting from the resignation of Richard R. Laine.


     Item 5.   Other Information

          None.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Not applicable.
          (b)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            THE BOSTON BANCORP



Date: June 14, 1995                        By:    /s/Peter H. Hersey
                                              Peter H. Hersey
                                              Chairman, Acting Chief
                                              Executive Officer and President



Date: June 14, 1995                        By:    /s/David L. Smart
                                              David L. Smart
                                              Treasurer and Chief Financial
                                              Officer