Form 10-Q
period 1995-07-31
BOSTON BANCORP
filed 1995-09-13
CIK 760079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-Q
    [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended, July 31, 1995

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

                                    YES  X  NO
                                        ---    ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, is:

                Class: Common stock, par value $1.00 per share.
               Outstanding at August 31, 1995: 5,218,193 shares.

                               THE BOSTON BANCORP

                                   FORM 10-Q

                                     INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         as of July 31, 1995 and October 31, 1994 ........................    3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Nine Months Ended July 31, 1995 and 1994...............    4

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended July 31, 1995 and 1994.........................    5

         Notes to Consolidated Financial Statements (Unaudited)...........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   19

Item 2.  Changes in Securities............................................   19

Item 3.  Defaults Upon Senior Securities..................................   19

Item 4.  Submission of Matters to a Vote of Security-Holders..............   19

Item 5.  Other Information ...............................................   19

Item 6.  Exhibits and Reports on Form 8-K.................................   19

         Signature Page...................................................   21

                      THE BOSTON BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         (Dollars in thousands, except for per share data) (Unaudited)

                                                                            July 31, 1995       October 31, 1994
                                                                            -------------       ----------------
ASSETS:
   Cash and due from banks................................................     $   17,194             $   14,884
   Federal funds sold.....................................................          9,005                      0
   Investment securities available for sale, at fair value................        506,481                615,210
   Mortgage-backed securities available for sale, at fair value...........      1,139,865                953,398
   Loans held for sale, net (market values of $24,416 and $18,164,
     respectively) .......................................................         24,108                 18,164
   Loans, net (allowance for possible loan losses $11,080 and $9,471,
     respectively) .......................................................        335,254                350,205
   Other real estate, net.................................................         10,709                  7,786
   Land, building and equipment, net......................................          9,793                  8,254
   Accrued income receivable..............................................         16,170                 17,015
   Other assets...........................................................         17,919                 48,153
                                                                               ----------             ----------

   Total assets...........................................................     $2,086,498             $2,033,069
                                                                               ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits...............................................................     $1,336,312             $1,398,233
   Notes payable..........................................................          5,650                  7,550
   Borrowings.............................................................         69,303                 10,275
   Federal Home Loan Bank advances........................................        427,314                470,000
   Accrued interest payable...............................................          5,592                  4,557
   Mortgagors' escrow accounts............................................            517                    939
   Other liabilities......................................................         61,983                 23,893
                                                                               ----------             ----------

   Total liabilities......................................................      1,906,671              1,915,447
                                                                               ----------             ----------

STOCKHOLDERS' EQUITY:
   Serial preferred stock, $1.00 par value;
         authorized 3,000,000 shares; issued - 0 - shares.................            --                    --
   Common stock, $1.00 par value; authorized 20,000,000
         shares; issued and outstanding 5,217,793  and
         5,142,989 shares, respectively...................................          5,218                  5,143
   Additional paid-in capital.............................................         27,316                 23,400
   Retained earnings......................................................        126,247                118,149
   Unearned compensation expense - ESOP...................................         (2,709)                (3,276)
   Net unrealized gain (loss) on securities available for sale............         23,755                (25,794)
                                                                               ----------             ----------

   Total stockholders' equity.............................................        179,827                117,622
                                                                               ----------             ----------

   Total liabilities and stockholders' equity.............................     $2,086,498             $2,033,069
                                                                               ==========             ==========
          See accompanying notes to consolidated financial statements

                                        THE BOSTON BANCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands except per share data) (unaudited)
                                                          Three months ended                 Nine months ended
                                                               July 31,                            July 31,
                                                         ---------------------              -------------------
                                                         1995             1994              1995           1994
                                                         ----             ----              ----           ----
INTEREST AND DIVIDEND INCOME:
     Interest on mortgage loans.................         $ 8,402           $ 8,094         $ 24,426        $ 24,846
     Interest on other loans....................             233               249              709             601
     Interest on investment securities..........           5,555             7,217           19,381          19,660
     Dividends on equity securities.............           2,256             2,166            6,996           6,713
     Interest on mortgage-backed securities.....          18,958            17,165           54,293          50,722
     Interest on short-term investments.........             170                55              524             543
                                                         -------           -------         --------        --------
       Total interest and dividend income.......          35,574            34,946          106,329         103,085
                                                         -------           -------         --------        --------
INTEREST EXPENSE:
     Interest on deposits.......................          14,300            11,983           40,143          37,264
     Interest on notes payable..................             118               164              369             551
     Interest on borrowings.....................             800                50            1,399              52
     Interest on Federal Home Loan Bank advances           7,141             6,378           21,796          18,719
                                                         -------           -------         --------        --------
       Total interest expense...................          22,359            18,575           63,707          56,586
                                                         -------           -------         --------        --------

Net interest and dividend income................          13,215            16,371           42,622          46,499
Provision for possible loan losses..............           1,000             1,500            3,000           4,800
                                                         -------           -------         --------        --------
     Net interest and dividend income after
       provision for for possible loan losses ..          12,215            14,871           39,622          41,699
                                                         -------           -------         --------        --------
OTHER INCOME:
     Net realized gains on securities...........           3,425               251            3,985           7,336
         Provision for losses on joint venture
           advances ............................            (149)             (203)            (433)           (530)
         Gain (loss) on sales of loans .........          (1,978)              --            (2,596)              2
         Gain (loss) on sale of real estate ....             (38)              --               (38)            157
         Fees and service charges on loans .....             425               378            1,274           1,093
         Other operating income ................            330               383            1,122           1,695
                                                         -------           -------         --------        --------
           Total other income ..................           2,015               809            3,314           9,753
                                                         -------           -------         --------        --------
OTHER EXPENSES:
         Salaries and employee benefit .........           3,569             3,327            9,758          10,357
         Advertising expense ...................             218               293              598             812
         Occupancy expense .....................             664               737            2,089           2,184
         Net cost of other real estate .........            (247)              127             (511)            724
         FDIC deposit insurance assessment .....             827               826            2,430           2,486
         Professional services .................           1,572               492            4,397           1,685
         Other operating expenses ..............           1,317             1,022            3,602           3,193
                                                         -------           -------         --------        --------
           Total operating expenses ............           7,920             6,824           22,363          21,441
                                                         -------           -------         --------        --------
Income before income taxes .....................           6,310             8,856           20,573          30,011
                                                         -------           -------         --------        --------
INCOME TAXES:
         Federal ...............................           1,670             2,600            5,646           8,729
         State .................................             168                90              518           1,055
                                                         -------           -------         --------        --------
           Total income taxes ..................           1,838             2,690            6,164           9,784
                                                         -------           -------         --------        --------
NET INCOME .....................................         $ 4,472           $ 6,166         $ 14,409        $ 20,227
                                                         =======           =======         ========        ========

Primary earnings per share .....................           $0.84             $1.15            $2.76           $3.70
Fully diluted earnings per share ...............           $0.84             $1.14            $2.71           $3.70
                            See accompanying notes to consolidated financial statements

                      THE BOSTON BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                       Nine Months Ended
                                                                                           July 31,
                                                                                -----------------------------
                                                                                 1995                    1994
                                                                                ------                  -----
                                                                                          (Unaudited)
Operating activities:
   Net income..........................................................       $  14,409               $  20,227
   Adjustments to reconcile net income to net cash provided
       by operating activities:
   Decrease (increase) in accrued income receivable....................             845                    (187)
   Increase (decrease) in accrued interest payable.....................           1,035                     (98)
   Amortization of loan discounts and premiums, net....................             601                    (955)
   Amortization of investment securities available for sale
     discounts and premiums, net.......................................            (836)                 (1,567)
   Amortization of mortgage-backed securities available for
     sale discounts and premiums, net..................................           1,989                   4,349
   Provision for possible loan losses..................................           3,000                   4,800
   Net realized gains on investment securities available for sale......          (6,106)                 (6,873)
   Net realized (gains) losses on mortgage-backed securities available
     for sale..........................................................           2,121                    (463)
   Net losses (gains) on loans held for sale ..........................           2,596                      (2)
   Increase in loans held for sale.....................................         (24,251)                (41,054)
   Increase in reserve for depreciation................................             735                     595
   Loss (gain) on sale of premises and equipment.......................              38                    (157)
   Decrease (increase) in other assets.................................          30,234                 (11,004)
   Increase in other liabilities.......................................           3,957                   5,255
                                                                              ---------               ---------

      Net cash flow from operating activities..........................          30,367                 (27,134)
                                                                              ---------               ---------

Investing activities:
   Loans originated, acquired, proceeds from sales of loans,
     and principal collections, net....................................           4,666                (14,285)
   Proceeds from sale of other real estate.............................           4,004                   5,902
   Proceeds from sales of loans........................................           3,774                      19
   Purchases of mortgage-backed securities available for sale..........        (242,831)               (110,886)
   Principal collections of mortgage-backed securities available
     for sale..........................................................          94,397                 203,391
   Proceeds from sales of mortgage-backed securities available
     for sale..........................................................          21,945                  10,379
   Purchases of investment securities available for sale...............         (69,440)               (145,833)
   Principal collections of investment securities available for sale...           5,132                  14,727
   Proceeds from sales of investment securities available for sale.....         204,823                  43,024
   Proceeds from maturities of investment securities available for sale           7,244                  13,597
   Capitalized additions to other real estate owned....................            (243)                   (397)
   Purchases of premises and equipment.................................          (2,449)                 (1,863)
   Proceeds from sales of premises and equipment.......................             137                     499
                                                                              ---------               ---------

      Net cash flow from investing activities..........................          31,159                  18,274
                                                                              ---------               ---------

                      THE BOSTON BANCORP AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (In thousands)
                                                                                        Nine Months Ended
                                                                                            July 31,
                                                                               ------------------------------
                                                                               1995                      1994
                                                                               ----                      ----
                                                                                           (Unaudited)
Financing activities:
   Net decrease in deposit accounts ...................................        (61,921)                (36,319)
   Proceeds of Federal Home Loan Bank advances ........................        474,521                 298,669
   Payments of Federal Home Loan Bank advances ........................       (517,207)               (320,789)
   Increase in borrowings under short-term reverse repurchase
     agreements .......................................................         59,028                  10,300
   (Decrease) increase in mortgagors' escrow accounts .................           (422)                     491
   Cash dividends declared on common stock ............................         (2,920)                 (1,975)
   Payments on maturing notes payable .................................         (1,900)                 (7,500)
   Proceeds from exercise of stock options ............................          3,967                   1,932
   Payments for repurchase of common stock ............................         (3,924)                (20,912)
     Unearned compensation expense - ESOP .............................            567                     567
                                                                              --------                --------

       Net cash flow from financing activities.........................        (50,211)                (75,536)
                                                                              --------                --------


   Total increase (decrease) in cash and cash equivalents..............         11,315                 (84,396)

   Cash and cash equivalents at beginning of period....................         14,884                 102,794
                                                                              --------                --------
   Cash and cash equivalents at end of period..........................       $ 26,199                $ 18,398
                                                                              ========                ========









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

         The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the unaudited consolidated financial condition as of July 31, 1995 and October 31, 1994 and the unaudited consolidated results of operations for the three and nine month periods ended July 31, 1995 and 1994 and the unaudited consolidated statements of cash flows for the nine-month periods ended July 31, 1995 and 1994.

         The results of operations for the three and nine months ended July 31, 1995 are not necessarily indicative of results that may be expected for the entire year.

NOTE B)  EARNINGS PER SHARE

         Primary earnings per share for the three and nine months ended July 31, 1995 and 1994 were calculated by adding the common stock equivalents, which would arise from the exercise of outstanding stock options granted under the Company's stock option plans, to the weighted average number of shares outstanding during the respective periods. The number of shares used for calculating primary earnings per share for the three and nine months ended July 31, 1995 were 5,324,122 and 5,215,783, respectively, and for the three and nine months ended July 31, 1994, 5,377,916 and 5,467,570, respectively. The weighted average number of shares outstanding during the three and nine months ended July 31, 1995 were 5,216,677 and 5,143,490, respectively, and for the three and nine months ended July 31, 1994 were 5,233,286 and 5,285,032, respectively.

         The calculation of the common stock equivalent under primary earnings per share is based, in part, on an average stock price for the period. The calculation of the common stock equivalent under fully diluted earnings per share is based, in part, on the price of the stock at the end of the period, if higher than the average price during the period. Fully diluted earnings per share for the three and nine months ended July 31, 1995 were based on 5,324,122 shares, and for the three and nine months ended July 31, 1994 were based on 5,398,340 and 5,467,570 shares, respectively.

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

NOTE D)  LOANS HELD FOR SALE

         Loans originated by the Bank, including educational, certain commercial loans, and residential loans which conform to specific underwriting standards outlined by FNMA and FHLMC, are classified as held for sale and recorded at the lower of aggregate cost or estimated market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance. Changes in the valuation allowances are included in the determination of net income of the period in which such a change occurs.
         Gains and losses on loan sales are determined using the specific identification method. Interest income on loans held for sale is accrued currently and classified as interest on loans.

NOTE E)  SUBSEQUENT EVENT - DIVIDEND PAYMENT

         On August 17, 1995, the Board of Directors of Bancorp voted a quarterly dividend of $.19 per share on each outstanding share of Bancorp common stock. Such dividend is payable on September 15, 1995 to stockholders of record on August 31, 1995.

                               THE BOSTON BANCORP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The total assets of The Boston Bancorp increased to $2.086 billion at July 31, 1995 from $2.033 billion at October 31, 1994, primarily as a result of an increase in the fair value of the Company's investment portfolio which is classified as available for sale under FAS 115. The deposits of the Bank decreased to $1.336 billion at July 31, 1995, from $1.398 billion at October 31, 1994. The decrease was offset, in part, by an increase in the Company's borrowings of approximately $14.4 million.

         At July 31, 1995, the Company's investment portfolio, which is comprised of investment securities, mortgage-backed securities and federal funds sold totaled $1.655 billion compared to $1.569 billion at October 31, 1994. The average life of the investment portfolio, including mortgage-backed securities, declined to 5.3 years at July 31, 1995 compared to 6.0 years at October 31, 1994. This decline is the result of portfolio restructuring designed to reduce interest rate risk on the Company's balance sheet. Despite these changes, the Company's investment portfolio remains sensitive to changes in interest rates, and the value of the portfolio would be favorably affected by a decline in prevailing rates and adversely affected by an increase in prevailing rates.

         At July 31, 1995, $219.6 million of the mortgage-backed securities portfolio was represented by Federal National Mortgage Association ( FNMA ), Federal Home Loan Mortgage Corporation ( FHLMC ), or Government National Mortgage Association ( GNMA ) adjustable-rate mortgages. The Bank's continued use of GNMA, FNMA and FHLMC 15-year mortgage-backed securities, both seasoned as well as newly issued FNMA and FHLMC 5 and 7-year balloon payment mortgage-backed issues, 30-year seasoned shorter weighted average maturity obligations issued by the above mentioned entities, and one and three year adjustable-rate mortgage-backed securities, has resulted in a mortgage-backed securities portfolio with an average life at July 31, 1995 of approximately 5.3 years. At July 31, 1995, the amortized cost of the Company's mortgage-backed securities portfolio exceeded its fair value by $8.8 million, as compared with an excess of amortized cost over fair value at October 31, 1994, of $61.0 million.

         The fair value of the Company's equities portfolio increased to $193.4 million at July 31, 1995 from $187.5 million at October 31, 1994. The fair value of preferred stock issues held by the Company totaled $10.4 million at July 31, 1995 compared to $17.4 million at October 31, 1994. The fair value of the common equity portfolio totaled $183.0 million at July 31, 1995, compared to $170.1 million at October 31, 1994. The common stock portfolio continues to be yield oriented and weighted towards public utility, telephone, bank, and other high quality dividend paying issues.

         At July 31, 1995, the fair value, net of tax, of the Company's investment portfolio, including mortgage-backed securities, was in excess of its amortized cost by $23.8 million, which under FAS 115 is included as a separate component of stockholders' equity in the Company's unaudited consolidated statements of financial condition as of July 31, 1995. At October 31, 1994, the fair value, net of tax benefit, of the investment portfolio had been $25.8 million less than its amortized cost.

         Loans, net, including loans held for sale, decreased to $359.4 million at July 31, 1995 from $368.4 million at October 31, 1994. Mortgage loan originations for the three months ended July 31, 1995 decreased to $5.7 million from $36.9 million for the comparable period ended July 31, 1994 due to a more competitive lending environment. Of the $5.7 million in mortgage loans originated during the three months ended July 31, 1995, $5.6 million were residential mortgage loans, of which $1.3 million were adjustable rate loans and $4.3 million were fixed rate loans. The remaining $0.1 million represents a loan secured by a multi-family residential property.

         Commercial real estate loans and loans secured by residential rental properties with more than four units are generally written on three or five year notes with interest rates fixed at the time of commitment. Options to extend the notes for another three or five years, subject to strict performance and valuation criteria, may be granted at origination and exercisable at maturity. Interest rates during the extended terms are based on pre-set spreads over U.S. Treasury securities with comparable maturities. Amortization periods are generally twenty years.

         Loans commitments outstanding as of July 31, 1995 totaled $5.2 million, compared to $12.1 million as of July 31, 1994, and were comprised of fixed and adjustable rate residential mortgage loans totaling $3.5 million and $0.3 million, respectively, as of July 31, 1995, and $3.5 million and $5.8 million, respectively, as of July 31, 1994, and commercial and multi-family mortgage loan commitments totaling $1.4 million as of July 31, 1995 and $2.8 million as of July 31, 1994.

         During the current fiscal quarter, the Bank entered into severance agreements with certain of its employees providing for either one or two years' compensation in the event of termination of employment following a change of control.

         Nonperforming Assets and Restructured Loans: The following table summarizes nonperforming assets and restructured loans at the dates shown. The Company ceases accruing interest on all loans delinquent 90 or more days.

                                             July 31, 1995     October 31, 1994
                                             -------------     ----------------
                                                   (Dollars in thousands)
Mortgages delinquent for 90 or more days:
     Conventional .......................        $ 2,677            $ 1,222
     Commercial .........................          3,187              3,360
     FHA/VA .............................            426                511
                                                 -------            -------
     Total ..............................          6,290              5,093
                                                 -------            -------
Loans arising from sales of previously
     designated other real estate (FAS 66
     loans) (a):
     Conventional .......................           --                2,900
     Commercial .........................           --                7,234
                                                 -------            -------
     Total ..............................           --               10,134
                                                 -------            -------
Mortgages substantively foreclosed and in
     foreclosure (b):
     Conventional .......................          2,997              3,756
     Commercial .........................          7,712              3,913
     FHA/VA .............................           --                  117
                                                 -------            -------
Total ...................................         10,709              7,786
                                                 -------            -------
Total mortgages loans delinquent for 90 or
     more days, FAS 66 loans, mortgages
     substantively foreclosed and
     in foreclosure .....................         16,999             23,013
                                                 -------            -------
Other loans delinquent for 90 or more days:
     Secured ............................              9                  9
     Unsecured ..........................             74               --
                                                 -------            -------
                                                      83                  9
                                                 -------            -------
Total loans delinquent for 90 or more days,
     FAS 66 loans, mortgages substantively
     foreclosed and in foreclosure ......        $17,082            $23,022
                                                 =======            =======
Percent of loans delinquent for 90 or more
     days, FAS 66 loans, substantively
     foreclosed and in foreclosure to total
     loans, including mortgage loans held
     for sale (before net items) ........           4.51%              5.95%

Percent of loans delinquent for 90 or more
     days, FAS 66 loans, substantively
     foreclosed and in foreclosure
     to total assets ....................            .82%              1.13%

Restructured loans, net .................        $ 2,468            $ 2,998
---------------
(a) Loans arising from sales of previously designated other real estate totaling $6.6 million are included as mortgages in foreclosure at July 31, 1995.

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

     Total loans 90 or more days delinquent, FAS 66 loans, and mortgages substantively foreclosed and in foreclosure decreased to $17.1 million at July 31, 1995 from $23.0 million at October 31, 1994. This change is largely attributable to a decrease in FAS 66 loans to $6.6 million at July 31, 1995 from $10.1 million at October 31, 1994 reflecting the borrowers' increased investments in these properties, and a decrease in other real estate owned (mortgages substantively foreclosed or in foreclosure) to $4.1 million at July 31, 1995 from $7.8 million at October 31, 1994. Mortgage loans relating to FAS 66 or in foreclosure at July 31, 1995 were comprised of $3.0 million of loans secured by 1-4 family residential property (19 loans) and $7.7 million of loans secured by commercial real estate (8 loans).

     As of July 31, 1995, the Bank's allowance for possible loan losses totaled $11.1 million compared to $9.5 million at October 31, 1994. The provision for possible loan losses totaled $1.0 million for the fiscal 1995 third quarter. Charge-offs, net of recoveries, for the quarter ended July 31, 1995 totaled $398,000, including $200,000 of charge-offs on commercial real estate loans and $192,000 of net charge-offs on residential and multi-family real estate loans.

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

     The activity and the allowance for possible loan losses by type of loan is as follows:
                                                            Nine Months Ended
                                                                 July 31,
                                                         --------------------
                                                         1995          1994
                                                         ----          ----
                                                         (Dollars in thousands)

       Balance at beginning of period ..............   $ 9,471        $ 9,325

       Additions to reserve:
         Commercial real estate ....................     2,220          3,840
         Residential/multi-family real estate ......       720            936
         Consumer ..................................        60             24
                                                       -------        -------
       Total .......................................     3,000          4,800
                                                       -------        -------

       Charge-offs (net of recoveries):
         Commercial real estate (a) ................       670          3,391
         Residential/multi-family real estate (b) ..       648            592
         Consumer ..................................        73             64
                                                       -------        -------
       Total .......................................     1,391          4,047
                                                       -------        -------
       Balance at end of period ....................   $11,080        $10,078
                                                       =======        =======

(a) Includes reserve allocations in the amounts of $667,000 on four loans (two allocations totaling $519,000 are on performing loans), and $392,000 on three performing loans for the nine months ended July 31, 1995 and 1994, respectively.
(b) Includes reserve allocations in the amounts of $585,000 on six loans (three allocations totaling $502,000 are on performing loans), and $340,000 on two performing loans for the nine months ended July 31, 1995 and 1994, respectively.

         Restructured loans, net, decreased to $2.5 million at July 31, 1995 from $3.0 million at October 31, 1994. These loans were restructured as a result of increased vacancies and reduced rental rates. Specific reserves established for restructured loans totaled $953,000 at July 31, 1995 and $550,000 at October 31, 1994. Restructured loans at July 31, 1995 were comprised of $483,000 of first mortgage loans secured by 1-4 family residential property (2 loans), $1.9 million of first mortgage loans secured by 5 or more family residential property (2 loans), and $84,000 of first mortgage loans secured by commercial real estate (1 loan). These loans have interest rates ranging from 7.5% - 10.0% with a weighted average interest rate of 9.20%.

         Total deposits decreased 4.4% to $1.336 billion at July 31, 1995 from $1.398 billion at October 31, 1994. Because the rates paid on the Bank s short term deposits did not rise as rapidly as comparable market rates, primarily in the first fiscal quarter, monies flowed into more competitive accounts including bond and equity mutual funds.

         Federal Home Loan Bank advances decreased to $427.3 million at July 31, 1995 from $470.0 million at October 31, 1994. Borrowings, comprised of reverse repurchase agreements, increased to $69.3 million at July 31, 1995 from $10.3 million at October 31, 1994. The increase in borrowings were utilized, in part, to offset deposit outflows.

         Stockholders' equity increased to $179.8 million at July 31, 1995 from $117.6 million at October 31, 1994. The increase in stockholders equity reflects a $49.5 million increase in net unrealized gain on securities available for sale, net of tax, from a net unrealized loss of $25.8 million at October 31, 1994 to a net unrealized gain of $23.7 million. Stockholders' equity also increased by $14.4 million of net income for the nine months ended July 31, 1995, while being reduced by $2.1 million utilized to repurchase shares of the Company s common stock under a stock repurchase program which was terminated in December 1994 and by dividends paid to stockholders of $2.9 million.

         Under current regulations of the FDIC, BIF-insured banks, including South Boston, are required to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system and that are not experiencing or anticipating significant growth) are required to maintain Tier 1 capital of at least 3% of their total assets. For all other banks, the minimum ratio of Tier 1 capital to total assets is 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based standards, BIF-insured institutions are required to have a ratio of risk-based capital to risk-weighted assets ratio of at least 8%. The Bank had ratios of Tier 1 capital to total assets of 6.81% and risk-based capital to risk-weighted assets of 18.17% at July 31, 1995. Based on its capital ratios as of July 31, 1995, the Bank believes it was "well capitalized" at such date under the FDIC's prompt corrective action regulations, assuming the absence of alternative classification by the FDIC based on other factors.

RESULT OF OPERATIONS

         Net income for the three months ended July 31, 1995 decreased to $4.5 million, or $.84 per share (fully diluted), from $6.2 million, or $1.14 per share (fully diluted), for the three months ended July 31, 1994. Net income for the nine months ended July 31,1995 decreased to $14.4 million, or $2.71 per share (fully diluted), from $20.2 million, or $3.70 per share (fully diluted) for the nine months ended July 31, 1994. The decrease in net income for the three and nine months ended July 31, 1995 reflects lower net interest and dividend income resulting from higher rates of interest paid on interest-bearing liabilities, increased operating expenses and loss on sales of loans, offset, in part, by higher net realized gains on securities during the current quarter. The fiscal quarter ended July 31, 1995 included one-time charges of approximately $942,000, or $0.18 per share on a tax-effected basis, related to the acquisition by the Bank of certain banking facilities from a limited partnership which had formerly leased the properties to the Bank. The amount paid by the Bank was sufficient to enable the partnership to repay its mortgage loans, including prepayment penalties, and also included lump sum payments to certain limited partners (all of whom are Bank employees) in satisfaction of their partnership claims. Without these expenses, net income for the fiscal 1995 third quarter would have totaled $5.4 million, or $1.02 per share. The Company anticipates an annual after-tax savings of approximately $300,000 resulting from this transaction.

         Net interest and dividend income for the three and nine months ended July 31, 1995 decreased 19.3% to $13.2 million and 8.3% to $42.6 million, respectively, as compared to $16.4 million and $46.5 million for the three and nine months ended July 31, 1994. The decreases primarily reflect higher rates of interest paid on all major categories of interest-bearing liabilities and a shift in the mix of liabilities, offset, in part, by higher rates of interest earned on investment securities.

         Interest earned on the investment portfolio totaled $26.9 million for the three month period ended July 31, 1995, compared with $26.6 million for the comparable period of 1994, and increased 4.6% to $81.2 million for the nine months ended July 31, 1995 from $77.6 million for the nine months ended July 31, 1994. This increase primarily reflects higher rates of interest earned during the nine months ended July 31, 1995 as compared with the same period in fiscal 1994.

         Interest income on the loan portfolio for the three months ended July 31, 1995 increased 3.5% to $8.6 million as compared to $8.3 million for the comparable period in fiscal 1994, and decreased 1.2% to $25.1 million for the nine months ended July 31, 1995 as compared to the nine months ended July 31, 1994. The income earned on the loan portfolio during the quarter ended July 31, 1995 was higher than in the third quarter of 1994, reflecting an increase in interest rates, and higher average balances outstanding during this quarter as compared with the same period in fiscal 1994. The income earned on loans was lower during the nine months ended July 31, 1995 as compared with the same period in fiscal 1994, due to lower average yield earned on loans, offset, in part, by higher average balances during the current period. The average balance of loans outstanding for the current fiscal year was affected by the conversion of $11.9 million of loans to mortgage-backed securities during the quarter ended January 31, 1995. The average balance of loans outstanding was also affected by the Bank's conversion of loans totaling $99.3 million to mortgage-backed securities during the fiscal year ended October 31, 1994.

         The following table sets forth the weighted average yields on the loan and investment portfolios, the weighted average rate paid on deposits, borrowings, medium-term notes and advances and the interest rate spread between yields earned on loans and investments and rates paid for funds during the periods indicated.

Weighted Average Yields            Three Months Ended     Nine Months Ended
   and Cost of Funds                    July 31,               July 31,
-----------------------            ------------------    ------------------
                                    1995      1994        1995      1994
                                    ----      ----        ----      ----
Weighted average yield earned on:
Loans (a) .......................    8.86%     8.76%       8.61%     8.76%
Investments (b) .................    6.78      6.66        6.77      6.46
Combined ........................    7.18      7.06        7.13      6.91

Weighted average rate paid on:
Deposit accounts ................    4.26      3.39        3.99      3.49
Borrowings ......................    5.79      4.42        5.97      5.21
Medium-term notes ...............    8.36      8.34        8.42      8.34
Federal Home Loan Bank advances .    6.37      5.50        6.20      5.52
Cost of funds ...................    4.83      3.93        4.59      4.00
Interest rate spread ............    2.35      3.13        2.53      2.91


(a) Excludes loan fees (except that portion considered an adjustment to yield); includes effects of non-accrual loans.

(b) Includes mortgage-backed securities. The yields on available for sale securities are calculated in the same manner as the yield for held to maturity securities (interest income annualized divided by weighted average amortized historical cost).

         The effect on net interest income of changes in weighted average interest rates and the weighted average amounts of interest-earning assets and interest-bearing deposits, borrowings, medium-term notes and advances outstanding during the periods is shown in the tables below for the periods indicated.

                                                                                      Increase(Decrease) Due To
                                                                                    ----------------------------
         Three Months Ended                                             Total                             Rate/
              July 31,                          Current     Prior    Increase      Rate      Volume     Volume
            1995 vs. 1994                       Period     Period   (Decrease)    (a)(d)     (b)(d)     (c)(d)
         ------------------                     -------    ------    --------     ------     ------     ------
                                                        (In thousands)
Income from interest-earning assets:
     Loan portfolio(e)....................      $ 8,635    $ 8,343    $   292     $    91      $ 199     $   2
     Investment portfolio(f)(g)...........       26,939     26,603        336         485       (146)       (3)
                                                 ------     ------    -------     -------      -----     -----
        Total.............................       35,574     34,946        628         576         53        (1)
                                                 ------     ------    -------     -------      -----     -----
Expense from interest-bearing liabilities:
     Deposit accounts.....................       14,300     11,983      2,317       3,042       (576)     (149)
     Borrowings...........................          800         50        750          15        560       175
     Medium term notes....................          118        164        (46)          0        (46)        0
     Federal Home Loan Bank advances......        7,141      6,378        763         995       (200)      (32)
                                                -------    -------    -------     -------      -----     ------
        Total.............................       22,359     18,575      3,784       4,052       (262)       (6)
                                                -------    -------    -------     -------      -----     -----
Net interest income.......................      $13,215    $16,371    $(3,156)    $(3,476)     $  315    $   5
                                                =======    =======    =======     =======      ======    =====
                                                                                    Increase(Decrease) Due To
                                                                                 ------------------------------
          Nine Months Ended                                            Total                              Rate/
              July 31,                          Current     Prior    Increase      Rate       Volume     Volume
            1995 vs. 1994                       Period     Period   (Decrease)    (a)(d)      (b)(d)     (c)(d)
         ------------------                     -------    ------    --------     ------      ------     ------
                                                 (In thousands)
 Income from interest-earning assets:
   Loan portfolio(e)......................     $ 25,135   $ 25,447    $  (312)    $  (440)    $  130     $ (2)
   Investment portfolio(f)(g).............       81,194     77,638      3,556       3,682       (120)      (6)
                                               --------   --------    -------     -------     ------     -----
     Total................................      106,329    103,085      3,244       3,242         10        (8)
                                               --------   --------     -------    -------     ------     -----

Expense from interest-bearing liabilities:
   Deposit accounts.......................       40,143     37,264      2,879       4,781      (1,638)    (264)
   Borrowings.............................        1,399         52      1,347           9       1,166      172
   Medium term notes......................          369        551       (182)          6        (186)      (2)
   Federal Home Loan Bank advances........       21,796     18,719      3,077       2,234         748       95
                                               --------   --------     -------    -------     -------    ------
     Total................................       63,707     56,586      7,121       7,030          90        1
                                               --------   --------     -------    -------     -------    ------
Net interest income.......................     $ 42,622   $ 46,499    $(3,877)    $(3,788)    $   (80)   $  (9)
                                               ========   ========    =======     =======     =======    =====

-------------------------
(a) Determined by multiplying the change in the weighted average interest rate between the periods shown by the prior period average portfolio balance.

(b) Determined by multiplying the change in average portfolio balance between periods shown by the weighted average interest rate for the prior period.

(c) Determined by multiplying the change in the weighted average interest rate between periods shown by the change in the average portfolio balance between periods shown.

(d) The increases and decreases in income and expense not accounted for in the calculations described above (arising primarily due to actual monthly rate and volume variances differing from the averages used in the calculations) are allocated pro forma to the three statistics.

(e)   Includes loans held for sale, and effects of non-accrual loans.

(f)   Includes mortgage-backed securities.

(g)   Before FAS 115 adjustment.

         The average yield on the loan portfolio increased to 8.86% for the three months ended July 31, 1995, but decreased to 8.61% for the nine months ended July 31, 1995 reflecting lower average interest rates earlier in the current fiscal year, as compared to 8.76% for both the three and nine months ended July 31, 1994. The average yield on the investment portfolio increased to 6.78% and 6.77% for the three and nine months ended July 31, 1995, respectively, as compared to 6.66% and 6.46% for the same periods in fiscal 1994, due primarily to rising interest rates.

         Total interest expense increased to $22.4 million and $63.7 million for the three and nine months ended July 31, 1995, respectively, as compared to $18.6 million and $56.6 million for the same periods in 1994, primarily due to higher interest rates resulting in an increase in all major categories of interest expense offset, in part, by lower average balances in deposits. The weighted average cost of funds increased to 4.83% and 4.59% for the three and nine months ended July 31, 1995, respectively, as compared to 3.93% and 4.00% for the same periods in 1994.

         Total other income increased to $2.0 million from $809,000 for the three months ended July 31, 1995 and 1994, respectively, due primarily to higher net realized gains on securities in the current quarter which totaled $3.4 million as compared to $251,000 in the quarter ended July 31, 1994, offset, in part, by a $2.0 million loss on sales of loans. Total other income decreased to $3.3 million from $9.8 million for the nine months ended July 31, 1995 and 1994, respectively, due primarily to lower net realized gains on securities of $4.0 million and an increase in loss on sales of loans totaling $2.6 million in the current fiscal year as compared to $7.3 million in net realized gains and $2,000 in gain on sales of loans for the nine months ended July 31, 1994. Gross realized gains on the sales of securities totaled $8.4 million and $13.5 million for the three and nine months ended July 31, 1995, respectively. Gross realized losses on the sales of securities during such periods totaled $5.0 million and $9.5 million, respectively.

         Other operating income for the three and nine months ended July 31, 1995 decreased 13.8% to $330,000 and 33.8% to $1.1 million, respectively, as compared to $383,000 and $1.7 million for the three and nine months ended July 31, 1994. Other operating income was higher during the prior fiscal year due to the receipt of a state tax refund in the amount of $510,000 received by the Bank in February 1994, which reduced state tax expense, and accrued interest totaling $474,000 which is included in other operating income for the three and six months ended April 30, 1994.

         During the three months ended July 31, 1995, a $2.0 million loss on sales of loans was incurred primarily from a loss of $1.1 million on a loan with a remaining principal balance of approximately $2.8 million, and a $800,000 writedown on a loan held for sale. During the second fiscal quarter, a charge to income was taken in the amount of $1.0 million to writedown the value of a real estate loan held for sale, resulting in a loss on sales of loans in the amounts of $2.0 million and $2.6 million for the three and nine months ended July 31, 1995, respectively, from a gain of $2,000 for the fiscal nine month period in 1994.

         Total other expenses increased to $7.9 million and $22.4 million for the three and nine months ended July 31, 1995, respectively, as compared to $6.8 million and $21.4 million for the same periods in fiscal 1994, primarily due to increased fees for professional services, and expenses associated with the resolution of the limited partnership which had formerly leased certain banking facilities to the Bank. Fees for professional services increased to $1.6 million and $4.4 million for the three and nine months ended July 31, 1995, respectively, as compared to $492,000 and $1.7 million for the same periods in 1994. The additional professional services are being incurred in connection with resolutions previously adopted by the Board of Directors in response to regulatory examinations of the Bank and Company. Salaries and employees benefits expense, which increased by $242,000 to $3.6 million for the three months ended July 31, 1995, includes a payment in the amount of $933,000 to certain limited partners (all of whom are employees of the Bank) in satisfaction of their partnership-related claims. Salaries and employees benefits expense decreased by $599,000 to $9.8 million for the nine months ended July 31, 1995, reflecting a reduction in the Company's profit sharing provision for the three and nine months ended July 31, 1995 of $378,000 and $1.0 million, respectively, as compared to the same period in fiscal 1994. Expenses associated with other real estate for the three and nine months ended July 31, 1995 decreased $374,000 and $1.2 million, to ($247,000) and ($511,000), respectively, as compared to the same periods in 1994, reflecting increased rental income received through the operation of other real estate owned. Other operating expenses for the three and nine months ended July 31, 1995 increased to $1.3 million and $3.6 million, respectively, as compared to $1.0 million and $3.2 million for the three and nine months ended July 31, 1994, respectively, due primarily to expenses in the amount of $413,000 related to the acquisition of the formerly leased banking facilities paid during the quarter ended July 31, 1995.

         The provision for federal and state taxes decreased to $1.8 million and $6.2 million for the three and nine months ended July 31, 1995, respectively, as compared to $2.7 million and $9.8 million for the three and nine months ended July 31, 1994, respectively, reflecting lower effective tax rates and pretax income resulting from lower net realized gains on the sale of securities during the nine months ended July 31, 1995. The combined federal and state income tax rate decreased to approximately 30% and 33% for the nine months ended July 31, 1995 and 1994, respectively. This decrease stems from the fact that a larger percentage of pretax income for the three and nine months ended July 31, 1995, as compared to the same periods in 1994, is taxed at a lower rate.

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

              None.


     ITEM 5.  OTHER INFORMATION

              None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)      The following Exhibits are, as indicated on the
                       Exhibit Index, either filed herewith or have
                       heretofore been filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and are referred to and incorporated by reference to such filings.
              Exhibit No.       Title

              Exhibit 10(ee) Termination of Lease Agreement dated as of July 1995 between the Bank and SBSB Properties Limited Partnership.

              Exhibit 10(ff) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to the Bank.

              Exhibit 10(gg) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to the Bank.

              Exhibit 10(hh) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to the Bank.

              Exhibit 10(ii) Form of Release between the Bank and certain of its employees.

              Exhibit 10(jj) Form of Addendum to Release between the Bank and certain of its employees.

                  (b)      Not applicable.

                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     THE BOSTON BANCORP


Date: September 13, 1995                       By:  /s/Peter H. Hersey
      --------------------                          ----------------------
                                                    Peter H. Hersey
                                               Chairman, Acting Chief Executive
                                                 Officer and President


Date: September 13, 1995                       By:  /s/David L. Smart
      --------------------                          ----------------------
                                                    David L. Smart
                                               Treasurer and Chief Financial
                                                 Officer

                                       EXHIBIT INDEX

Exhibit No.                   Title                                    Page

10(ee) Termination of Lease Agreement dated as of July 1995 between the Bank and SBSB Properties Limited Partnership.


10(ff)                        Deed of transfer dated July 19, 1995
                              from SBSB Properties Limited
                              Partnership to the Bank.


10(gg)                        Deed of transfer dated July 19, 1995
                              from SBSB Properties Limited
                              Partnership to the Bank.


10(hh)                        Deed of transfer dated July 19, 1995
                              from SBSB Properties Limited
                              Partnership to the Bank.

10(ii)                        Form of Release between the Bank and
                              certain of its employees.


10(jj)                        Form of Addendum to Release between
                              the Bank and certain of its
                              employees.