Form 10-K
period 1995-10-31
BOSTON BANCORP
filed 1996-01-29
CIK 760079

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [xx]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1995

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission File Number 0-13795

                               THE BOSTON BANCORP
             (Exact name of registrant as specified in its charter)

        Massachusetts                                            04-2850710
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   460 West Broadway
South Boston, Massachusetts                                        02127
 (Address of principal                                           (Zip Code)
  executive offices)
               Registrant's telephone number, including area code:
                                 (617) 268-2500

           Securities registered pursuant to Section 12(b) of the Act:
                                (Not applicable)

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                     Common Stock, par value $1.00 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of January 17, 1996 is $175,532,767. */

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                 Class: Common Stock, par value $1.00 per share.

               Outstanding at January 25, 1996: 5,250,624 shares.

                      Documents Incorporated by Reference:

Part III: Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated by reference.

*/ Solely for the purposes of this calculation, all executive officers and directors of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                     PART I

ITEM 1         BUSINESS

MERGER

          On October 10, 1995, The Boston Bancorp (the "Bancorp"or the "Company") and Bank of Boston Corporation ("Bank of Boston"), a corporation organized and existing under the laws of the Commonwealth of Massachusetts, entered into an Agreement and Plan of Reorganization, pursuant to which a wholly-owned subsidiary of Bank of Boston will merge with and into Bancorp (the "Merger"). The Merger is intended to constitute a tax-free reorganization to be accounted for as a purchase by Bank of Boston. It is anticipated that the Merger will be consummated in June 1996 (the date on which the Merger is consummated is referred to as the "Effective Time"), and is subject to the approval of the stockholders of Bancorp, the receipt of various regulatory approvals and the satisfaction (or, where permissible, waiver) of certain other closing conditions.

          The amount of consideration to be received by Bancorp stockholders in the proposed transaction (the "Merger Consideration") cannot be determined at this time because it will be based in large part on Bancorp's Adjusted Net Worth at the month-end preceding the closing. On October 11, 1995, in its news release announcing the transaction, Bancorp estimated that, assuming Bancorp's assets (including its $1.6 billion investment portfolio) retained their then current value and assuming the Merger occurs in June 1996, the per share consideration to be received by Bancorp shareholders might range from $39.50 to $42.50 in Bank of Boston Common Stock. This estimate is now outdated because of changes occurring subsequent to October 11, 1995. An updated estimate will be contained in the proxy statement for the 1996 Annual Meeting at which the Merger will be voted upon.

          The four factors most likely to cause material variations in the per share consideration to be received by Bancorp's stockholders are: (i) changes in the market value of Bancorp's investment portfolio; (ii) the selling price of Bancorp's commercial and multifamily real estate loan portfolio; (iii) results of Bancorp's operations from November 1, 1995 through the Measurement Date; and
(iv) the possibility that legislation will be passed by Congress that would relieve Bancorp of the need to recapture substantially all of the Savings Bank's excess tax bad debt reserves. These factors will be discussed in more detail in the Proxy Statement for Bancorp's 1996 Annual Meeting.

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the Merger and its impact on Bancorp's operations in fiscal 1996.

GENERAL

         Bancorp, a Massachusetts corporation, was organized in 1984 and became the holding company of South Boston Savings Bank (the "Bank," the "Savings Bank" or "South Boston") in 1985. The Company's principal business consists of the business of South Boston. Its principal assets on an unconsolidated basis at October 31, 1995 are its investments in its subsidiaries of approximately $181.4 million and investment securities available for sale in the amount of $5.6 million. Other liabilities include indebtedness in the amount of $2.5 million maturing March 1, 1999. The proceeds of this loan were used to fund stock purchases through The Boston Bancorp Employee Stock Ownership Plan (the "ESOP"). The Company is not engaged in significant operating business activities.

          The Company is a legal entity separate from South Boston, and the principal sources of its revenues on an unconsolidated basis, which are used for the payment of dividends and other purposes, are dividends from South Boston and, to a lesser extent, dividend income received from its investment securities. See Note 27 to the Consolidated Financial Statements for parent company only financial information. In 1989, the Company registered as a holding company with the Office of Thrift Supervision ("OTS"). See "Supervision and Regulation -- Federal Savings and Loan Holding Company Regulation."

SOUTH BOSTON

         South Boston, which was founded in 1863, is a Massachusetts-chartered savings bank serving the Greater Boston area. In 1983, the Bank converted from mutual to stock form of ownership. The Bank has consistently generated positive interest rate spreads and reported profitable operations each year. Based on total assets of $1.89 billion at October 31, 1995, the Bank was the third largest of the 102 Massachusetts-chartered savings banks.

         The Greater Boston area in which the Bank concentrates its marketing activities is the financial, cultural, educational and medical center of New England and a major center of commerce and transportation. This area has an economic base comprised of leading financial institutions, high technology companies, major manufacturing and publishing enterprises, and government entities.

         The Bank obtains deposits from the general public through its seven full service banking offices in South Boston, Dorchester, Needham, North Quincy, Quincy, Weymouth, and West Roxbury, Massachusetts, and by active advertising and an extensive "bank by mail" program. This enables the Bank to attract deposits from a substantially broader area in Massachusetts than the communities in which its offices are located.

         South Boston originates mortgage loans through its seven full service banking offices and in conjunction with its mortgage loan office in South Boston, Massachusetts. The Bank's residential loans are made on both a fixed and adjustable rate basis, and generally are underwritten to conform to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines. These loans may be sold in the secondary market, held in the Bank's portfolio or exchanged for FNMA or FHLMC issued mortgage-backed securities. The Bank originates commercial and multifamily mortgage loans that become due on demand after three or five years, at which time the interest rate can be adjusted to market. At October 31, 1995, the Bank held $207.7 million of 1- 4 family residential first mortgage loans in portfolio and $138.6 million of residential, education, multifamily and commercial real estate first mortgage loans held for sale.

         Deposits at South Boston are federally insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and excess deposit accounts are insured by the Deposit Insurance Fund ("DIF"). The DIF is a private industry-sponsored deposit insurer. The Bank is subject to comprehensive regulation, examination, and supervision by the FDIC. In addition, South Boston, as a state-chartered institution, operates under Massachusetts law and is subject to comprehensive supervision, examination, and regulation by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner").

          The main offices of the Company and South Boston are located at 460 West Broadway, South Boston, Massachusetts 02127 (telephone (617) 268-2500).

STOCK REPURCHASE PROGRAMS

          On December 3, 1993, Bancorp instituted a repurchase program authorizing the Company to purchase 500,000 shares of its outstanding common stock. The program was completed on December 9, 1993. The aggregate price of the 500,000 shares repurchased under the program was $19.9 million. On July 14, 1994, Bancorp announced the adoption of a repurchase program which authorized the Company to repurchase up to an additional 500,000 shares of its outstanding common stock. The repurchase program was terminated in December 1994, after 200,200 shares had been repurchased at an aggregate price of $6.6 million, of which 73,000 shares at an aggregate price of $2.1 million were repurchased subsequent to the October 31, 1994 fiscal year end. See Note 23 to the Consolidated Financial Statements.

COMPETITION

          South Boston experiences substantial competition in attracting and retaining deposit accounts and in lending funds. The primary factors in competing for deposits are interest rates and customer service. Competition for deposit accounts comes from other savings institutions, commercial banks, mutual funds, and corporate and government securities. The primary factors in competing for loans are interest rates, loan fees and the range of lending services offered. Competition for origination of real estate loans generally comes from other savings institutions, commercial banks, mortgage bankers, and insurance companies.

          Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), permits a bank holding company to acquire a bank located in any state notwithstanding otherwise prohibitive state law if the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States or 30% of deposits in the state in which the bank to be acquired is located (unless waived by the state). Effective June 1, 1997, IBBEA will permit an adequately capitalized bank to merge with a bank in another state and operate the target bank's offices as branches, subject to similar national and state deposit concentration limits and certain other conditions, if the state in which the target bank is located does not enact legislation between September 29, 1994 and June 1, 1997 to prohibit interstate merger transactions. IBBEA also permits a bank subsidiary of a bank holding company to act as agent for other depository institutions owned by the same holding company for certain deposit and loan functions effective as of September 29, 1995. The foregoing provisions are expected to further increase competition within the Company's existing market area.

SUBSIDIARIES

          Bancorp has one wholly-owned subsidiary other than the Bank -- Boston Bancorp Securities, Inc. This Bancorp subsidiary is a "security corporation" within the meaning of the Massachusetts General Laws and as such receives favorable state tax treatment on its gross income. See "Taxation -- State". At October 31, 1995, approximately $3.0 million of securities available for sale were held by this subsidiary.

     The Bank has three wholly-owned subsidiaries. Bigelow Development Corp. ("Bigelow") previously was the general partner of the Bigelow School Partnership in which the Bank held an equity interest. The Bigelow School Partnership was dissolved in fiscal 1994. Its primary asset, a multi-unit residential condominium property in South Boston, was sold in October 1995. South Boston Securities Corp. is also a "security corporation" within the meaning of the Massachusetts General Laws. The Bank has authority from the Commissioner to fund this subsidiary with up to $400 million of certain types of securities. At October 31, 1995, $347.7 million of securities available for sale were held by this subsidiary. SoBo, Inc. is an inactive corporation and is not material to the Bank's operations.

EMPLOYEES

     At October 31, 1995, the Company, through South Boston, employed 181 persons (full-time equivalent). Management considers its relationship with its employees to be satisfactory. South Boston currently maintains a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, an incentive award plan, an employee stock ownership plan and insurance plans which include: hospitalization, major medical, dental, life and long-term disability coverage. The Bank currently has 50 full-time officers with an average age of 42 years. On average, these officers have been employed by the Bank for 13 years. South Boston's employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

FEDERAL SAVINGS AND LOAN HOLDING COMPANY REGULATION

          South Boston, as a Massachusetts-chartered savings bank insured by the BIF, is a bank for purposes of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA, however, includes provisions which allow the holding company of a state-chartered savings bank to register and be regulated as a savings and loan holding company rather than as a bank holding company if the holding company's subsidiary is a qualified thrift lender ("QTL"). Bancorp, which became a registered savings and loan holding company in 1989, is subject to OTS reporting requirements, regulation, supervision and examination.

          The Home Owners' Loan Act of 1933, as amended (the "HOLA") prohibits a savings and loan holding company, such as Bancorp, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) acquiring more than 5% of the issued and outstanding shares of voting stock of another savings association or savings and loan holding company, subject to certain exceptions; or (iii) acquiring or retaining control of a financial institution that does not have Savings Association Insurance Fund (the "SAIF") or BIF insurance of accounts. The HOLA also allows the OTS to approve transactions resulting in the creation of multiple savings and loan holding companies controlling savings associations located in more than one state in both supervisory and non-supervisory transactions, subject to the requirement that, in non-supervisory transactions, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. As a result, Bancorp may, with the prior approval of the OTS, acquire control of savings associations located in states other than Massachusetts, if the acquisition is expressly permitted by the laws of the state in which the savings association to be acquired is located. Restrictions relating to service as an officer or director of an unaffiliated depository institution holding company or depository institution are applicable to Bancorp and South Boston under the Depository Institutions Management Interlocks Act.

          If South Boston fails to maintain its status as a QTL, Bancorp will be required to register with, and be regulated by, the Board of Governors of the Federal Reserve System (the "FRB") as a bank holding company under the BHCA. Under the BHCA, a bank holding company is prohibited, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging, directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. A bank holding company may, however, engage in, or acquire shares of companies engaged in, activities which are deemed by the FRB, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the FRB is required to consider whether the performance of such activities by the holding company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

          South Boston will constitute a QTL if its qualified thrift investments continue to equal or exceed 65% of its portfolio assets on a monthly average basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (the "RTC") (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank (the "FHLB"), the FHLMC or the FNMA. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets:
(i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means an institution's total assets minus goodwill and other intangible assets, the value of property used by the institution to conduct its business, and liquid assets held by the institution in an amount up to 20% of its total assets. At October 31, 1995, the Bank was in compliance with the QTL test.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires any company that controls an undercapitalized institution, in connection with the submission of a capital restoration plan, to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If the Bank were to become "undercapitalized," the Company would be required to guarantee performance of any capital restoration plan submitted under FDICIA as a condition to FDIC approval of that plan. See "Federal Bank Regulation" for a discussion of the capital requirements applicable to the Bank.

FEDERAL BANK REGULATION

          As a BIF insured bank, South Boston is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured BIF member banks and, based upon evaluations, may revalue assets of an insured bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. Examinations must be conducted no less frequently than every 12 months.

          The Bank is subject to the capital adequacy regulations adopted by the FDIC. The Bank's ability to pay dividends to the Company and expand its business can be restricted if the Bank's capital falls below levels established by the FDIC. Under the leverage capital requirement adopted by the FDIC, state nonmember banks must maintain "core" or "Tier 1" capital of at least 3% of total assets. For all but the most highly rated banks, the minimum leverage requirement is 4% to 5% of total assets. The FDIC's risk-based capital guidelines require state nonmember banks to have a ratio of total capital to total risk-weighted assets of 8% and a ratio of core capital to total risk-weighted assets of 4%.

          Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that the bank's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. Effective January 17, 1994, the FDIC revised its risk-based capital standards to provide that a bank's concentration of credit risk and nontraditional activities also would be considered in determining whether a higher individual capital requirement should be imposed. No such requirement has been established for the Bank.

          At October 31, 1995, the Bank had a ratio of Tier 1 or core capital to total assets of 8.40%. At October 31, 1995, South Boston's ratio of total risk-based capital to total risk-weighted assets was 21.94% and its ratio of Tier 1 capital to total risk-weighted assets was 21.64%. Neither regulatory capital measure includes any Statement of Financial Accounting Standards ("SFAS") No. 115 adjustment for securities available for sale.

          Pursuant to FDICIA, the federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and when to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. The prompt corrective actions specified by FDICIA for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital restoration plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branches and engaging in acquisitions and new lines of business) without FDIC approval. Institutions that are "significantly undercapitalized" or "critically undercapitalized" are subject to additional restrictions under FDIC regulations. The FDIC generally, is required to appoint a conservator or receiver for a critically undercapitalized bank no later than 90 days after the bank becomes critically undercapitalized, subject to a limited exception for banks which are in compliance with an approved capital plan and which the FDIC certifies are not likely to fail.

          Under the prompt corrective action regulation adopted by the FDIC, an institution is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has capital ratios described in clause (i) of 8%, 4% and 4%, respectively; (iii) "undercapitalized" if the institution has capital ratios described in clause (i) of less than 8%, 4% and 4%, respectively;
(iv) "significantly undercapitalized" if the institution has capital ratios described in clause (i) of less than 6%, 3% and 3%, respectively; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulation also permits the FDIC to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At October 31, 1995, South Boston met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

        Under applicable FDIC regulations, only well-capitalized depository institutions may solicit and accept, renew or roll over any brokered deposit. Adequately capitalized institutions may accept brokered deposits only after obtaining a waiver from the FDIC. Institutions that are not well capitalized (including those that meet minimum capital standards) are subject to limits on rates of interest they may pay on brokered and other deposits. In addition, institutions that are not well capitalized are subject to increased deposit insurance premium assessments.

        An institution which fails to meet applicable capital standards or is otherwise deemed to warrant special supervisory attention is required to give the FDIC 30 days notice of the appointment of any additional director or changes in the employment or responsibilities of any senior executive officer. The FDIC may disapprove any such appointment if the competence, experience or integrity of the individual indicates that it would not be in the best interests of the public to permit the appointment. As a result of its 1994 FDIC examination, South Boston was subject to such 30 days notice requirement from January 27, 1995 through December 11, 1995.

         In 1995, in accordance with FDICIA, the FDIC modified its risk-based capital adequacy guidelines to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that it will consider in evaluating a bank's capital adequacy. The federal bank regulatory agencies intend to gather data before establishing an explicit threshold level above which additional capital may be required. This rule and future changes to this rule may have the effect of requiring the Bank to maintain increased capital.

         FDICIA also requires the federal bank regulatory agencies to prescribe safety and soundness regulations relating to (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) interest rate exposure, (v) asset growth and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The OTS and FDIC adopted such regulations in 1995. The safety and soundness regulations contain general guidelines relating to the foregoing operational, managerial and compensation issues that holding companies and insured depository institutions are to follow to ensure that they are operating in a safe and sound manner.

         Under FDICIA, an insured state bank, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. FDICIA also provides, subject to certain permitted exceptions, that an insured state bank may not, directly or indirectly, acquire or retain any equity investment of a type that is not permissible for a national bank. Insured state banks are required to divest any equity investment that may not be retained by a national bank or pursuant to a permitted exception as quickly as can be prudently done, but in no event later than December 19, 1996. Under one of the permitted exceptions, an insured state bank may, to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991 and provided further that the aggregate amount of the investment does not exceed 100 percent of the bank's capital. This exception ceases to apply with respect to any insured state bank upon any change in control of such bank or any conversion of the charter of such bank.

         At October 31, 1992, the Bank had common and preferred investments, as defined by the FDIC, totaling $120.3 million or 91.0% of the Bank's Tier 1 capital. Of these stock investments, $111.1 million consisted of equity securities, which qualify as "listed stock" for purposes of one of the exceptions to the prohibition on equity risk investments not permissible for national banks under FDICIA, and $9.2 million were not eligible for the listed stock exceptions and must be divested as quickly as prudently possible, but no later than December 19, 1996. In accordance with the FDIC regulation implementing the equity investment restrictions under FDICIA, the Bank filed a notice and request for approval to retain its listed stock investments (i.e., New York Stock Exchange and American Stock Exchange listed securities and stocks traded on the NASDAQ National Market System) and for permission to continue to invest in listed stock and shares of investment companies registered under the Investment Company Act of 1940. In February 1993, the Bank received approval from the FDIC to retain such investments and to continue to make listed stock investments up to 100% of the Bank's Tier 1 capital. These investments totaled $75.3 million (fair value of $100.2 million), or 48.72% of the Bank's Tier 1 capital, at October 31, 1995. At such date, the fair value of the Bank's remaining investments in non-listed stocks that must be divested by no later than December 19, 1996 totaled $3.0 million. At October 31, 1995, the Bank also had investments in non-investment grade debt securities (aggregate fair value of $2.9 million), which are subject to divestiture under FDICIA, unless the FDIC determines by regulation or order that investments of this type do not pose a significant risk to the BIF.

        Under the Federal Deposit Insurance Act, transactions between FDIC-insured banks, such as South Boston, and their "affiliates" are subject to Sections 23A and 23B of the Federal Reserve Act. For purposes of Sections 23A and 23B of the Federal Reserve Act, the term "affiliate," with respect to South Boston, includes among other entities, Bancorp, its subsidiaries (other than South Boston, its subsidiaries and any subsidiaries of Bancorp engaged in certain activities specified in Section 23A) and any other company that the FRB may determine has a relationship with South Boston such that the company should be deemed an affiliate. A transaction with an affiliate is deemed to exist if the proceeds of the transaction are transferred to, or used for the benefit of, an affiliate.

        Under sections 23A and 23B of the Federal Reserve Act, transactions between banks and their affiliates are generally limited in the following ways. First, the aggregate amount of all "covered transactions" (which include, among other things, loans or other extensions of credit to or on behalf of an affiliate, purchases of assets from an affiliate, or investments in the securities of an affiliate) between a bank (and its subsidiaries) and any one affiliate may not exceed 10% of the capital stock and surplus of the bank, and the aggregate amount of covered transactions between a bank (and its subsidiaries) and all affiliates may not exceed 20% of the capital stock and surplus of the bank. Second, any loan or extension of credit to, or guarantee, acceptance or letter of credit issued on behalf of an affiliate by a bank or any of its subsidiaries must at all times be secured by collateral having a market value equal to a range of 100% to 130% of the outstanding balance of the extension of credit, depending upon the nature of the collateral. Third, neither low quality assets nor securities issued by an affiliate may be accepted by a bank as collateral for an extension of credit issued to or on behalf of any affiliate. Fourth, a bank and its subsidiaries are prohibited from purchasing a low quality asset from an affiliate unless the bank or any such subsidiary, pursuant to an independent credit evaluation, committed itself to purchase the asset prior to the time the asset was acquired by the affiliate.

        Transactions between a bank (and its subsidiaries) and an affiliate generally must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the bank (or its subsidiary), as those prevailing at the time for comparable transactions with or involving unaffiliated parties or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to unaffiliated parties. Section 23B of the Federal Reserve Act imposes additional restrictions on the ability of a bank (and its subsidiaries) (i) when acting in a fiduciary capacity, to purchase securities or assets from an affiliate, and (ii) whether acting as principal or fiduciary, to purchase or acquire, during the existence of any underwriting or selling syndicate, any security if a principal underwriter of the security is an affiliate of the bank. Finally, neither a bank nor any of its subsidiaries or affiliates may publish any advertisement or enter into any agreement stating or suggesting that the bank is in any way responsible for the obligations of its affiliates.

        South Boston is also subject to certain additional restrictions on affiliate transactions under the HOLA. Under Section 11 of the HOLA, South Boston is precluded from (a) making any loan or other extension of credit to any affiliate, unless that affiliate is engaged solely in activities which the FRB has determined to be permissible activities for bank holding companies under the BHCA, or (b) entering into any transaction for the purchase of or investment in securities issued by an affiliate other than the purchase or investment in shares of a subsidiary. Section 11 of the HOLA also authorizes the OTS to impose additional restrictions on any transaction between any savings association, which for purposes of such section includes South Boston, and any affiliate which the OTS determines to be necessary to protect the safety and soundness of the savings association.

FEDERAL DEPOSIT INSURANCE

         South Boston's deposit accounts are insured to applicable limits by the FDIC through the BIF. The Bank is required to pay FDIC insurance premiums in quarterly installments.

         In accordance with FDICIA, the FDIC has established a risk-based deposit insurance assessment system. The deposit insurance rates range from 0 to 27 basis points for BIF insured banks. Beginning January 1, 1996 the Bank will pay 3 basis points annually on insured deposits. Deposit insurance assessment rates depend on the assessment risk classification assigned to each institution. The FDIC is required to set assessment rates at a level sufficient to restore the BIF's reserve ratio to 1.25% of total estimated insured deposits. When the designated reserve ratio ("DRR") is achieved the FDIC is required to set rates to maintain the reserve ratio at the DRR. The BIF reserve ratio exceeded 1.25% in 1995.

         FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a bank, the FDIC may temporarily suspend insurance on new deposits received by the institution under certain circumstances.

MASSACHUSETTS COMMISSIONER

         As a Massachusetts-chartered savings bank, South Boston is subject to the applicable provisions of Massachusetts banking law and the regulations adopted thereunder by the Commissioner. The Commissioner administers the Massachusetts banking laws which contain comprehensive provisions for the regulation of savings banks, and which govern, among other things, bank locations, deposit and account activities, mortgage and loan activities, investment and other powers, including trust powers. Under the Massachusetts banking laws and regulations, South Boston is subject to periodic examination by and reporting requirements of the Commissioner. The Bank is a member of the Mutual Savings Central Fund, Inc., a corporation created by the Massachusetts legislature and comprised of all Massachusetts-chartered savings banks. The Mutual Savings Central Fund, Inc., through its Deposit Insurance Fund, insures its members' deposits and assists its members with respect to their liquidity needs. The FDIC's basic insured amount for each depositor is up to a maximum of $100,000, while deposits in excess of $100,000 are insured by the Deposit Insurance Fund. Deposits maintained in different categories of legal ownership are generally separately insured by the FDIC.

         The powers that Massachusetts-chartered savings banks may exercise under Massachusetts law are summarized below. Certain of the investment powers authorized under Massachusetts law for Massachusetts-chartered savings banks, such as South Boston, have been restricted by federal law to permit only investments that would be permissible for national banks.
See "Federal Bank Regulation."

         (1) Deposits. Massachusetts-chartered savings banks may accept demand savings, time and other types of deposits subject to applicable regulations.

         (2) Residential Mortgage Loans. Massachusetts-chartered savings banks may make or acquire a wide variety of mortgage loans on real estate located in Massachusetts, in any other state in which the savings bank has a branch office (to the extent permitted by the laws of such other state), and in other jurisdictions under certain limited circumstances. These mortgage loans include fixed-rate mortgages, graduated payment mortgages, variable-rate mortgages, residential development loans, participation loans, construction loans, cooperative and condominium loans and second mortgages.

         (3) Commercial Loans. Massachusetts-chartered savings banks may make secured or unsecured commercial loans to corporations and other commercial enterprises. With certain exceptions, such loans may be made without geographic limitation and, additionally, are not subject to percentage-of-assets limitations.

         (4) Consumer and Personal Loans. Massachusetts-chartered savings banks may make secured or unsecured consumer and personal loans without geographic limitation or percentage-of-asset limitation.

         (5) Investments. Subject to statutory limitations on loans to a single borrower, under applicable Massachusetts law, a Massachusetts-chartered savings bank may invest in debt instruments without geographic limitation. Among other permitted investments, such savings bank may invest up to 15% of its assets in shares of stock registered on a national securities exchange or quoted on the NASDAQ System and up to 4% of its deposits in the preferred and common stock of any corporation organized under the laws of the United States or of any state. In addition, such savings bank may invest, subject to certain limitations, in utility company stocks and in the stock of other banks and bank holding companies. Furthermore, such savings bank has "leeway" authority to invest up to 5% of its deposits in investments not otherwise legally permitted, provided that any such investments which exceed 3% of the savings bank's deposits must be invested in companies organized for the purpose of acquiring, constructing, rehabilitating, leasing, financing and disposing of housing facilities, and provided further that the aggregate investment in the equity or debt securities of any one issuer does not exceed 2% of the savings bank's deposits. FDICIA restricts the Bank's ability to exercise the foregoing investment powers. See "Federal Bank Regulation."

         (6) Other Powers. A Massachusetts-chartered savings bank may, among other things, hold real estate suitable for the transaction of its business, act as trustee or custodian for tax-qualified retirement plans, issue or participate with others in the issuance of certain mortgage-backed securities, purchase group life, group accident and health insurance covering debtors of such bank who request such insurance, provide payroll services for their customers and lease equipment, machinery or personal property to their customers. With the approval of the Commissioner, Massachusetts-chartered savings banks also may exercise trust powers.

         (7) Branches. With the approval of the Commissioner, Massachusetts chartered savings banks are generally authorized to establish branches in any city or town within Massachusetts or, to the extent permitted under the laws of such state, in any other state.

         (8) Mergers. Under certain conditions, Massachusetts-chartered savings banks have the authority to merge with or acquire other financial institutions located in Massachusetts or in any other state, to the extent permitted under the laws of such other state.

         (9) Other Aspects of Massachusetts Law. South Boston is also subject to state statutory and regulatory provisions governing, among other things, security procedures, interest on deposits, insider transactions, management interlocks, branching, community reinvestment, real estate procedures, trust-in-lending and electronic funds transfers.

MASSACHUSETTS BANK HOLDING COMPANY REGULATION

          South Boston's parent corporation is not currently a bank holding company under Massachusetts law since it does not control two or more banks. However, the activities of the Company are limited under Massachusetts law to activities permitted a bank holding company registered under the BHCA. In addition, the acquisition by the Company of 25% or more of the voting stock or the power to elect a majority of the directors of another commercial bank or savings institution would subject Bancorp to regulation as a bank holding company under applicable Massachusetts law and would require the approval of the Massachusetts Board of Bank Incorporation.

FEDERAL RESERVE SYSTEM

         South Boston is subject to regulation of certain matters by the FRB. The FRB requires depository institutions, including savings banks whose deposits are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the FRB establishes reserve requirements for net transaction accounts, nonpersonal time deposits and Eurocurrency liabilities. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. At October 31, 1995, the Bank was in compliance with these requirements.

FEDERAL HOME LOAN BANK SYSTEM

         The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLB provides a central credit facility for member savings institutions. South Boston, as a member of the FHLB of Boston is required to own shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHLB, whichever is greater. As of October 31, 1995, South Boston was in compliance with this requirement. The maximum amount which the FHLB of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Boston, and the maximum amount generally is reduced by borrowings from any other source.

TAXATION

FEDERAL

        Bancorp, an accrual basis taxpayer, files a Federal consolidated income tax return with its subsidiaries, South Boston and Boston Bancorp Securities, Inc., and South Boston's subsidiaries, South Boston Securities Corp., SoBo, Inc. and Bigelow. The group's tax year end coincides with its financial reporting year end of October 31.

        Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions, such as South Boston that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve for losses on "qualifying real property loans" using either a method based on the institution's actual loss experience (the "experience method") or a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" are, in general, loans secured by interests in improved real property. The addition to the reserve for nonqualifying real property loans must be computed under the experience method. South Boston computes its addition to its reserve for losses on qualifying real property loans using either the experience method or the percentage of taxable income method, depending on which method is more advantageous. Under the percentage of taxable income method South Boston generally will be permitted to deduct up to 8% of its taxable income, subject to certain limitations. In computing its alternative minimum tax liability, if any, South Boston would be required to include as a preference the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method.

        When a savings bank is merged into a commercial bank and in certain other circumstances, it must recapture the excess of its bad debt deductions computed under the percentage of taxable income method over the deductions computed under the experience method. The Merger will cause a recapture of South Boston's excess tax bad debt reserves. Bancorp estimates that stockholders' equity will be reduced by $15.4 million, and that the aggregate value to be received by stockholders in the Merger will be reduced by $11.0 million, as a result of this recapture.

        Legislation was recently passed by Congress that would repeal Section 593 of the Internal Revenue Code and provide special rules regarding the recapture of excess tax bad debt deductions, which might have relieved Bancorp of the need to recapture the Savings Bank's excess tax bad debt deductions. President Clinton vetoed this legislation. While it is possible that other legislation containing similar provisions could be enacted, Bancorp cannot predict whether or not this will occur prior to the Measurement Date for determining the Merger Consideration or whether or not Bancorp will be able to take advantage of such legislation. If legislation relieving Bancorp of the need to recapture substantially all of the Savings Bank's tax bad debt reserve does become law before that date and Bancorp is eligible to take advantage of such legislation, Bancorp will not need to reduce its stockholders' equity on account of its excess tax bad debt deductions to that extent and, consequently, the Merger Consideration could increase by up to $2.00 per share.

        To the extent that (i) South Boston's reserve for losses on qualifying real property loans using the percentage of taxable income method exceeds the amount that would have been allowed under the experience method (excess bad debt reserves) and (ii) South Boston makes distributions to its stockholder, Bancorp, that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in South Boston's taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of South Boston's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from South Boston's bad debt reserves. Distributions in excess of South Boston's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of South Boston generally will be considered to result in withdrawals from South Boston's bad debt reserves. At October 31, 1995, South Boston had approximately $107.9 million in earnings and profits for tax purposes (apart from amounts allocated to its bad debt reserve) that would be available for distribution to Bancorp, as South Boston's sole stockholder, without the imposition of this additional tax on South Boston. The proposed legislation discussed above would not alter these provisions of the tax law.

        South Boston's federal income tax returns have been examined and audited or closed without audit by the Internal Revenue Service ("IRS") for tax years through October 31, 1993, and the results of such examinations have been fully reflected in its financial statements.

STATE

        Financial institutions, including savings banks doing business in Massachusetts, are subject to the bank excise tax on "taxable income" at the current rate of 12.54%. In 1995, legislation was enacted which will reduce this rate to 10.50% ratably over the next five years. Taxable income for taxable years beginning before January 1, 1999 includes gross income as defined under the provisions of the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Internal Revenue Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for ninety-five percent of dividends received when the Bank owns fifteen percent or more of the voting stock of the institution paying the dividend and to allow deductions for certain expenses allocated to federally tax exempt obligations.

         Bancorp and the Bank's subsidiaries, SoBo, Inc. and Bigelow file Massachusetts state tax returns separate from the Bank and are taxed on net earnings and net worth at the same rate as regular corporations. South Boston Securities Corp. and Boston Bancorp Securities, Inc. are Massachusetts security corporations. A Massachusetts security corporation is a corporation which engages exclusively in buying, selling, dealing in or holding securities on its own behalf. Gross receipts of security corporations are taxed at a rate of 1.32%. No Massachusetts tax is imposed on the net worth of security corporations.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the executive officers of the Company and certain senior officers of the Bank, each of whom has been employed by the Bank or by the Company since it became the holding company of South Boston in March, 1985, except Messrs. McNulty and Shaw who were employed in May, 1986 and July, 1989 respectively.

                                 Age at
                               October 31,
     Name                         1995                 Positions Held
     ----                      -----------             --------------
Robert E. Lee                      53       Chairman of the Board, President,
                                            and Chief Executive Officer of the
                                            Company and the Bank and Clerk of
                                            the Company
Robert J. Ranieri                  46       Executive Vice President of the
                                            Company and of the Bank
David L. Smart                     55       Vice President and Treasurer of the
                                            Company and Senior Vice President,
                                            Treasurer and Chief Financial
                                            Officer of the Bank
Joseph R. Catalano                 52       Senior Vice President of the Bank
Gregory F. Shaw                    35       Senior Vice President of the Bank
Stephen P. McNulty                 47       Vice President of the Bank

           There are no family relationships among the named officers.

ITEM 2         PROPERTIES

        The following table lists information at October 31, 1995 for each banking office of the Bank, all of which are owned by the Bank. The Company currently conducts its business through the offices of the Bank.

                                                 Year                  Office Area               Amount of
              Location                          Opened               by Square Feet              Deposits
              --------                          ------               --------------              ----------
                                                                                          (Dollars in thousands)
Home Office:
  460 W. Broadway
  South Boston, MA  02127 ...................     1949                     38,945                $  499,742

Branch Offices:
  740 Gallivan Boulevard
  Dorchester, MA  02122 .....................     1972                      3,172                   193,162
  355 Chestnut Street
  Needham, MA  02192 ........................      1990                      3,485                    91,085

  440 Hancock Street
  North Quincy, MA  02127                          1991                      7,482                    51,233

  690 Adams Street
  Quincy, MA  02169 .........................      1978                      4,420                   251,558

  1833 Centre Street
  West Roxbury, MA  02132 ...................      1990                      4,187                   141,447

  544 Main Street
  Weymouth, MA  02190 .......................      1988                      7,940                   111,240
                                                                             -----                   -------
Total .......................................                               69,631                $1,339,467
                                                                            ======                ==========

        The Bank also operates a loan processing and operations center located at 451-455 West Broadway in South Boston, Massachusetts. This property is also owned by the Bank.

        The properties of the Bank are considered adequate for its needs.

        In October 1987, the Bank entered into a sale-leaseback transaction with SBSB Properties Limited Partnership ("the Partnership"), a limited partnership formed by the Bank whose limited partners consisted initially of 48 officers and employees of the Bank. The Bank's offices at 451-455 and 460 West Broadway in South Boston, 740 Gallivan Boulevard in Dorchester, and 690 Adams Street in Quincy were sold to the Partnership and leased back by the Bank. Subsequently, the Bank entered into leases with the Partnership as to the West Roxbury and North Quincy offices, which were acquired from the FDIC in fiscal 1991 and 1992, respectively, as well as a warehouse located at 312-320 West Third Street in South Boston.

        As part of its examination of the Bank in the fall of 1994, the FDIC criticized the Partnership as a self-serving arrangement for the benefit of the Laine and Archibald families, and recommended that the Partnership be dissolved. On July 20, 1995 the Bank purchased from the Partnership all of the real property owned by the Partnership in exchange for a cash payment of $6.5 million. The Partnership used the proceeds and its other assets to pay off the loans that were secured by such real property. After such payment, the Partnership had no remaining assets and was dissolved on December 8, 1995 without any distributions to its partners. To preserve morale among limited partners of the Partnership who were also employees of the Bank and to avoid a dispute with such employee partners about the fairness to them of the termination of the Partnership, the Bank offered to make a cash payment to such partners in exchange for obtaining a release from them for any claims that they might have related to the Partnership. All of the employee limited partners accepted this offer. The aggregate amount paid to employee partners was $933,000. No payments were made to Messrs. Richard R. Laine and Paul A. Archibald, or members of their families. See also Note 10 of the Consolidated Financial Statements.

ITEM 3   LEGAL PROCEEDINGS

        As of October 31, 1995, there were no material pending legal proceedings to which the Company or any subsidiary was a party or to which any of their property was subject.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The common stock of Bancorp is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "SBOS". The stock price and other trade information appear in The Wall Street Journal under NASDAQ over-the-counter markets for National Market issues under "BostnBcp". The following table sets forth high and low closing sale prices for the common stock of Bancorp, and cash dividends paid per share for the periods indicated.

                                                                CASH DIVIDENDS
FISCAL QUARTERS                 HIGH              LOW           PAID PER SHARE

1995      1st  Quarter.......  $30 1/2           $24 1/2             $.19
          2nd Quarter........   38 1/2            28 3/4              .19
          3rd Quarter........   44                36                  .19
          4th Quarter........   40 1/4            33 1/4              .19

1994      1st  Quarter.......  $40 1/2           $34                 $.19
          2nd Quarter........   39 1/2            33                  .19
          3rd Quarter........   35 1/4            29 1/4              .19
          4th Quarter........   40 1/2            30                  .19

        As of December 31, 1995, Bancorp had approximately 1,415 stockholders of record and 5,250,124 outstanding shares of common stock. This number does not reflect the beneficial owners of stock held in nominee or "street" name through various brokerage firms.

        Payment of cash dividends in future periods is subject, among other things, to Bancorp's earnings, tax and regulatory considerations. See also Note 7 of the Consolidated Financial Statements.

ITEM 6         SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

        The following tables set forth selected consolidated financial and other data for the Company at or for the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto.

AT OCTOBER 31,                                    1995         1994         1993            1992          1991
----------------------------------------------------------------------------------------------------------------
SELECTED CONSOLIDATED BALANCE SHEET DATA:
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Total assets ............................     $1,886,084   $2,033,069    $2,204,439     $2,093,961    $1,899,413
Loan portfolio, before net items ........        216,570      355,624       357,601        485,075       532,022
Loans held for sale (a) .................        138,556       18,164        61,622             --        40,600
Allowance for possible loan losses ......          2,121        9,471         9,325          9,278         7,503
Investment portfolio, including
  available for sale:

  GNMA, FHLMC, FNMA and other
    mortgage-backed securities (b) ......      1,041,056      989,446     1,091,049      1,058,834       888,992
  Other investment securities (b) .......        404,397      557,014       527,504        463,932       372,991
Nonperforming assets ....................         13,368       23,022        14,771         15,937        18,568
Deposits ................................      1,339,467    1,405,570     1,454,877      1,440,006     1,298,045
Borrowings:
  ESOP loan payable .....................          2,520        3,276         4,032          4,788         5,543
  Other borrowings ......................             --           --            --         15,000        15,000
  Notes payable .........................          5,650        7,550        15,350         27,100        43,450
  Securities sold under agreements
    to repurchase .......................         92,185       10,275            --         37,840       182,384
  Federal Home Loan Bank advances .......        236,500      470,000       480,000        413,000       222,000
Stockholders' equity (c) ................        194,630      117,622       198,334        132,179       104,445
Book value per share.....................          37.30        22.87         34.90          21.17         16.77

---------------

    (a) At lower of cost or market value. Reflects the reclassification as loans held for sale on October 31,
        1995 of the Bank's entire portfolio of commercial and multifamily real estate loans, which is carried at that date at $112.0 million.

    (b) At fair value in accordance with Statement of Financial Accounting Standards No. 115 -- "Accounting for
        Certain Investments in Debt and Equity Securities" (SFAS No. 115). These securities are carried at fair value with the net unrealized gain or loss on such securities reflected as a separate component of stockholders' equity, net of taxes.

    (c) Includes, in accordance with SFAS No. 115, $24,184,000 of net unrealized gain on securities available for sale, after taxes at October 31, 1995. Includes $25,794,000 of net unrealized loss on securities available for sale, after taxes at October 31, 1994, and $54,333,000 of net unrealized gain on securities available for sale, after taxes at October 31, 1993.

YEARS ENDED OCTOBER 31                           1995            1994           1993            1992            1991
-------------------------------------------------------------------------------------------------------------------------
                                                                        SELECTED OPERATING DATA:
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest/dividend income:
  Interest on loans                          $     33,083      $   32,391     $   42,721      $   55,349       $   57,250
  Interest and dividends on investments           107,757         104,390        111,757         108,246           92,125
-------------------------------------------------------------------------------------------------------------------------
Total interest/dividend income                    140,840         136,781        154,478         163,595          149,375
Interest expense                                   86,210          76,091         86,797         100,060          103,988
-------------------------------------------------------------------------------------------------------------------------
Net interest/dividend income                       54,630          60,690         67,681          63,535           45,387
Provision for possible loan losses                  3,667           5,800          8,000           8,000            9,817
-------------------------------------------------------------------------------------------------------------------------
Net interest/dividend income after provision for
  possible loan losses                             50,963          54,890         59,681          55,535           35,570
Net realized gains on securities                   25,125           7,906         20,190          12,776           12,806
Other income                                        3,186           4,363          3,822           3,022            2,720
Provision for losses on joint venture advances     (1,618)          (982)         (1,307)         (2,104)            (500)
Provision for loss on loans held for sale (a)      (8,251)            --              --              --               --
Gain (loss) on sales of loans                      (1,325)            (10)           670              16             (233)
General and administrative expenses               (29,574)        (31,059)       (28,549)        (25,446)         (21,906)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
  of a change in an accounting principle           38,506          35,108         54,507          43,799           28,457
Provision for income taxes                         10,160          10,531         19,187          15,101            9,422
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change
  in accounting principle                          28,346          24,577         35,320          28,698           19,035
Cumulative effect of a change in an accounting
  principle                                            --              --             --           3,370               --
-------------------------------------------------------------------------------------------------------------------------
Net income                                     $   28,346      $   24,577     $   35,320      $   32,068       $   19,035
=========================================================================================================================
Earnings per share:
  Primary earnings per share before
    cumulative effect of a change in
    an accounting principle                    $     5.34      $    4.51      $     5.81      $     4.51       $     2.91
  Primary earnings per share attributable
    to the cumulative effect of a change in an
    accounting principle                               --             --             --              .53              --
-------------------------------------------------------------------------------------------------------------------------
  Primary earnings per share after
    cumulative effect of a change in an
    accounting principle                       $     5.34      $    4.51      $     5.81      $     5.04       $     2.91
=========================================================================================================================
  Fully diluted earnings per share
    before cumulative effect of a change in
    an accounting principle                    $     5.33      $    4.51      $     5.75      $     4.50       $     2.86
  Fully diluted earnings per share attributable
    to the cumulative effect of a change in an
    accounting principle                               --             --             --              .53               --
-------------------------------------------------------------------------------------------------------------------------
  Fully diluted earnings per share after
    cumulative effect of a change in an
    accounting principle                       $     5.33     $     4.51      $     5.75      $      5.03      $     2.86
=========================================================================================================================
Dividends paid per common share                $      .76     $      .76      $      .68      $       .62      $      .60
=========================================================================================================================
Dividend payout ratio before cumulative effective
  a change in an accounting principle               14.3%          16.9%           11.8%            13.8%            21.0%
==========================================================================================================================

(a) The Bank's entire portfolio of commercial and multifamily real estate loans was reclassified as loans held for sale on October 31, 1995. In connection with the reclassification, $9.7 million was charged to the allowance for possible loan losses, and $8.3 million was provided for loss on loans held for sale.

AT OCTOBER 31,                                           1995            1994           1993             1992           1991
----------------------------------------------------------------------------------------------------------------------------
                                                                   OTHER SELECTED FINANCIAL AND STATISTICAL DATA:
                                                                             (DOLLARS IN THOUSANDS)
   Total loans originated during period ........       $71,956       $141,791        $116,941        $166,569        $79,994
   Weighted average rate for mortgage loans
     originated during the period ..............          7.88%          7.19%           7.51%          8.21%           9.55%
   Weighted average yield on loan portfolio (a)           8.59            8.45           9.24           9.81           10.25
   Weighted average yield on investment
     portfolio (a)(g) ..........................          6.76           6.50            6.89           7.85            9.00
   Combined weighted average yield on loan and
     investment portfolios (a)(g) ..............           7.11          6.87            7.41           8.41            9.44
   Weighted-average cost of funds ..............           4.64          4.02            4.39           5.41            6.92
   Interest rate
     spread (b)(g) .............................           2.47          2.85            3.02           3.00            2.52
   Average equity/average total assets (a)(f)              7.71          7.26            6.61           5.88            6.13
   Return on average equity (a)(f) .............          18.21         16.35           24.94          24.39 (c)       18.69
   Return on average assets (a)(f) .............           1.40          1.19            1.65           1.44 (c)        1.15
   Net yield on average earning assets (a)(d)(f)           2.76          3.05            3.25           3.29            2.87
   General and administrative expenses/
     total income (e) ..........................          20.53         22.03           18.03          15.27           14.40
   General and administrative expenses/
     total assets (f) ..........................           1.57          1.53            1.30           1.22            1.15
----------------------------------------------------------------------------------------------------------------------------

(a) Averages based on daily average balances for fiscal year ending October 31, 1995, and monthly average balances for prior fiscal years.
(b) Difference between the combined yield on loan and investment portfolios and total cost of funds.
(c) Income before cumulative effect of a change in an accounting principle.
(d) Net interest and dividend income divided by average interest-earning assets.
(e) Total income includes total interest and dividend income, fees and service charges on loans and other operating income.
(f) Includes the effect of SFAS No. 115.
(g) Excludes the effect of SFAS No. 115.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MERGER AGREEMENT WITH BANK OF BOSTON

         Pursuant to the Merger Agreement, a wholly-owned subsidiary of Bank of Boston will merge into Bancorp. As a result of the Merger, each share of Bancorp common stock issued and outstanding before the Merger (except shares of Bancorp common stock held directly or indirectly by Bank of Boston, other than in a fiduciary capacity or in respect of debts previously contracted, any shares held as treasury stock by Bancorp and shares held by dissenting stockholders who have perfected their rights of appraisal) will be converted into a number of shares or fraction of a share of Bank of Boston common stock, rounded to the nearest thousandth of a share, equal to the Conversion Number.

         The Merger Agreement defines the Conversion Number as the quotient obtained by dividing:

         (i)  the sum of:

              (A) the Adjusted Net Worth (as defined below) as of the close of business on the Measurement Date (as defined below), plus (B) $40,640,806, plus

              (C) the product of $40,000 and the number of days after the Measurement Date to and including the Closing Date, plus

              (D) the aggregate exercise price of all options to purchase Bancorp Common Stock outstanding at the close of business on the Measurement Date, by

         (ii) the product of:

              (A) the average of the closing prices of shares of Bank of Boston Common Stock as reported on the NYSE composite transactions reporting system for the twenty consecutive trading days ending on the third business day prior to the Closing Date, and

              (B) the sum of the number of shares of Bancorp Common Stock and options to purchase shares of Bancorp Common Stock outstanding at the close of business on the Measurement Date.

         The "Closing Date" is defined as the date on which the Merger is consummated. The "Measurement Date" is the date on which the Adjusted Net Worth of Bancorp will be measured for purposes of calculating the Conversion Number; it is defined as the last day of a calendar month that precedes the Closing Date by not less than 10 nor more than 23 business days.

         Bancorp's "Adjusted Net Worth" as of the Measurement Date will equal Bancorp's consolidated stockholders' equity as of that date, determined in accordance with generally accepted accounting principles ("GAAP"), adjusted for certain matters which will be described in detail in the Proxy Statement for Bancorp's 1996 Annual Meeting.

         The amount of consideration to be received by Bancorp stockholders in the proposed transaction cannot be determined at this time because it will be based in large part on Bancorp's Adjusted Net Worth at the month-end preceding the Closing which cannot be known until that time. On October 11, 1995, in its news release announcing the transaction, Bancorp estimated that, assuming Bancorp's assets (including its $1.6 billion investment portfolio) retained their then current value and assuming the Merger occurs in June 1996, the per share consideration to be received by Bancorp shareholders might range from $39.50 to $42.50 in Bank of Boston Common Stock. This estimate is outdated because of changes occurring subsequent to October 11, 1996 and a revised estimate will be set forth in the Proxy Statement for the 1996 Annual Meeting.

         The four factors most likely to cause material variations in the per share consideration to be received by Bancorp's stockholders are: (i) changes in the market value of Bancorp's investment portfolio; (ii) the selling price of Bancorp's commercial and multifamily real estate loan portfolio; (iii) results of Bancorp's operations from November 1, 1995 through the Measurement Date; and
(iv) the possibility that legislation will be passed by Congress that would relieve Bancorp of the need to recapture substantially all of the Savings Bank's excess tax bad debt reserves. These factors will be discussed in more detail in the Proxy Statement for Bancorp's 1996 Annual Meeting.

         As a condition to the Merger, Bancorp is required to effect certain mandatory pre-closing transactions. These transactions will also be described in detail in the Proxy Statement for Bancorp's 1996 Annual Meeting. Some of these transactions will have a significant impact on Bancorp's operations in fiscal 1996 and on the value of the consideration to be received by stockholders in the Merger, including the liquidation of its entire portfolio of commercial and multifamily real estate loans (the "CRE Loans"), the liquidation of approximately two-thirds of its investment portfolio (including all of its equity securities), the liquidation of all properties held as real estate owned, and the repayment of all FHLB advances (including all associated prepayment penalties), the defeasance of the Savings Bank's medium-term notes, and the accrual of contracted severance costs and certain expenses related to the proposed acquisition.

GENERAL

         The Company's results of operations depend to a great extent on the Bank's net interest income, the difference between income earned on its investment and loan portfolios and the interest paid on its deposits and borrowed funds and the size of the Bank's provisions for loan losses. Net interest income is primarily affected by the level of earning assets as a percentage of total assets, the level of interest-bearing liabilities, yields earned on assets and rates paid on liabilities. Earnings are also affected by non-interest income which consists primarily of mortgage servicing fees, transaction account fees and gains and losses on sale of mortgage-backed and other investment securities. The levels of operating expenses and income taxes also affect earnings.

         The following is a discussion and analysis of the Company's consolidated results of operations for the last three years and its financial condition at the end of fiscal 1995 and 1994. In order to understand this section in context, it should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes.

MARKETPLACE

         South Boston Savings Bank has been an established factor in the South Boston market for over 130 years, and currently operates seven full-service branch offices located in South Boston, Dorchester, Quincy, North Quincy, Weymouth, Needham and West Roxbury. The Bank has carved out a special niche serving the saving and lending needs of local customers.

         Quality service, attractive banking products and superior convenience are the key components of the Bank's operating philosophy. Customer convenience is enhanced by the Bank's participation in an automated teller machine ("ATM") network with over 100,000 outlets, and a well-established "bank-by-mail" program. These services not only enhance customer access to accounts, but also provide the Bank opportunities to control operating expenses and offer competitively priced products and services.

ASSET QUALITY

         The Bank emphasizes the origination of first-mortgage loans on residential and income-producing commercial and multifamily properties. The Bank has typically not made major construction or development loans, and does not offer unsecured lines of credit or home equity loans. The Bank has also been selective in its investment portfolio management, acquiring GNMA, FHLMC and FNMA securities which are guaranteed in whole or in part, US Government and agencies securities and equity securities of well established companies which have above average dividend yields and are not speculative in nature.

         Nonperforming assets (comprised of loans delinquent 90 days or more, loans classified under SFAS No. 66 -- "Accounting for Sale of Real Estate" as nonperforming and other real estate) totaled $13.4 million or .71% of total assets at October 31, 1995, compared to $23.0 million or 1.13% of total assets at October 31, 1994. The decrease results primarily from the sale of several significant properties classified as other real estate and sales of real estate which, under SFAS No. 66, were not treated as sales in prior years but qualified for sales recognition treatment in 1995.

         The Bank's provision for possible loan losses decreased from $5.8 million in fiscal 1994 to $3.7 million in fiscal 1995. The allowance for possible loan losses decreased from $9.5 million at the end of fiscal 1994 to $2.1 million at October 31, 1995. This was due primarily to the charge-off of the $9.7 million portion of the allowance attributable to the CRE Loans, which were classified as held for sale on October 31, 1995. During fiscal 1995, the Bank charged off or allocated reserves to portions of loans totaling $12.1 million (including the $9.7 million mentioned above) as compared to charge-offs and reserve allocations of $6.1 million during fiscal 1994. In addition, the Bank recorded $8.3 million as a provision for loss on loans held for sale, relating to the CRE Loan portfolio which was classified as held for sale at October 31, 1995. Restructured loans were approximately $590,000 and $3.0 million at October 31, 1995 and 1994, respectively.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994

         For the fiscal year ended October 31, 1995, net income increased to $28.3 million or $5.33 per share on a fully diluted basis from $24.6 million or $4.51 per share for the fiscal year ended October 31, 1994. The increase in net income was due to substantially higher net realized gains on securities and lower provision for possible loan losses, offset in part by a provision for loss on loans held for sale, lower net interest and dividend income, higher professional fees and higher losses on sales of loans. Fully diluted shares outstanding for fiscal 1995 were 5,318,326 as compared to 5,444,982 for fiscal 1994.

         On an annual basis, the Company's weighted average cost of funds increased to 4.64% for fiscal 1995 from 4.02% for fiscal 1994. The weighted-average yield on average earning assets increased to 7.11% for the fiscal year ended October 31, 1995 from 6.87% for the prior fiscal year. The effect of the more rapid increase in the weighted average cost of funds, as compared to the increase in the yield on average earning assets, resulted in the Company's interest rate spread narrowing to 2.47% for fiscal 1995 from 2.85% for fiscal 1994.

         Securities sold under agreements to repurchase were $92.2 million as of October 31, 1995, as compared to $10.3 million as of October 31, 1994. These agreements are used by the Company as a short-term funding source, depending on the Company's liquidity needs and the cost of other short-term funding sources, such as FHLB advances. FHLB advances decreased to $236.5 million at October 31, 1995, down from $470.0 million at October 31, 1994. FHLB advances were paid down with the proceeds from the sales of investment securities principally during the last quarter of fiscal 1995. FHLB advances will continue to be paid down in fiscal 1996, as the Merger Agreement requires the Bank to repay all FHLB advances prior to the consummation of the Merger.

         The Company's total assets declined to $1.9 billion at October 31, 1995 from $2.0 billion at October 31, 1994. The unrealized gain or loss on securities available for sale increased to a net gain, after tax effect, of $24.2 million at October 31, 1995 from a net unrealized loss, after tax benefit, of $25.8 million at October 31, 1994, primarily as a result of a sharp decline in interest rates experienced during the second half of fiscal 1995. Deposits declined to $1.3 billion at October 31, 1995 from $1.4 billion at the 1994 fiscal year end. Competition from higher-yielding short to intermediate-term investment alternatives along with an increasing array of financial alternatives, contributed to the outflow of deposits during fiscal 1995. Total borrowings, including notes payable, securities sold under agreements to repurchase, ESOP loan and Federal Home Loan Bank advances declined by $154.2 million to $336.9 million at October 31, 1995 from $491.1 million at October 31, 1994. This decline is attributable, in large part, to the repayment of Federal Home Loan Bank advances from the proceeds received upon the sales of investment securities principally during the last quarter of the current fiscal year. Pursuant to the Plan of Reorganization, the Bank will retire or pay off, prior to the merger, all FHLB advances and securities sold under agreements to repurchase. As a result, total assets of the Company are expected to continue to decline as investments and loans are sold in accordance with the Plan of Reorganization and the proceeds are utilized to retire borrowings.

         Investment and mortgage-backed securities available for sale declined by $101.0 million to $1.4 billion at October 31, 1995 from $1.5 billion at October 31, 1994. This decline is attributable, in large part, to sales of investment securities principally during the last quarter of fiscal 1995, offset in part by the increase, before tax effect, in the unrealized gain on securities available for sale.

         Total interest and dividend income for the year ended October 31, 1995 increased 3.0% to $140.8 million from $136.8 million for the year ended October 31, 1994. Interest on loans increased slightly to $33.1 million for the year ended October 31, 1995 as compared to $32.4 million for the year ended October 31, 1994. This modest increase reflects the decline in mortgage loans converted to FNMA or FHLMC mortgage-backed securities during the current fiscal year, offset by the decline in mortgage loan originations for the current year to $65.5 million from $134.1 million for the year ended October 31, 1994. Interest and dividend income on securities and other short-term investments increased to $107.8 million for the year ended October 31, 1995 from $104.4 million for the year ended October 31, 1994. The increase is attributable to an increase in the average yield earned on the investment portfolio to 6.76% for the fiscal year ended October 31, 1995 as compared to 6.50% for the fiscal 1994 period. The effect of the increase in yield on income earned was offset, in part, by a decline in the average balances of investment securities outstanding during fiscal 1995 as compared to fiscal 1994, caused in part by sales of investment securities, principally during the fiscal 1995 fourth quarter. These sales have been made in part to begin to position the Company to meet the asset sale requirements of the Merger Agreement. The Company intends to continue to sell investment securities and CRE Loans through the Effective Time of the Merger and to invest the proceeds in short-term investments. To the extent Bancorp has not liquidated its investment and CRE Loan portfolios, it will retain the risk of fluctuations in the value of such assets and therefore in the Merger Consideration. The replacement of Bancorp's investments and CRE Loans by short-term investments may adversely affect Bancorp's dividend and interest income and operating results. If the Merger is not consumated, Bancorp's future operating results may be similarly affected for a prolonged period.

         Total interest expense increased to $86.2 million for the year ended October 31, 1995 from $76.1 million for the year ended October 31, 1994. This increase was due primarily to the lag effect of the increase in short-and intermediate-term interest rates that took place during fiscal 1994 and the early part of fiscal 1995, offset in part by the decline in average deposits and borrowing outstanding during the current fiscal year as compared to the prior fiscal year. Total deposits and borrowing declined to $1.7 billion at October 31, 1995 from $1.9 billion at October 31, 1994. The Merger Agreement requires the Bank to repay or defease all borrowings prior to the Measurement Date.

         The provision for possible loan losses decreased to $3.7 million for the year ended October 31, 1995 from $5.8 million for the year ended October 31, 1994. This decline is due principally to a reduction of $1.1 million and $1.0 million, respectively, in the provisions for possible loan losses on commercial real estate and residential real estate. At October 31, 1995, the Bank's allowance for possible loan losses totaled $2.1 million as compared to $9.5 million at October 31, 1994. During the 1995 fiscal year, the Bank charged off commercial real estate loans totaling $11.1 million. Of this amount, $9.7 million was charged off in connection with the reclassification, as loans for sale, of the CRE Loans. The Bank also provided $8.3 million for losses on loans held for sale.

         Total other income increased to $18.7 million for the year ended October 31, 1995 from $12.3 million for the year ended October 31, 1994. This increase is due in part to the increase in net realized gains on securities to $25.1 million for fiscal 1995 as compared to $7.9 million for fiscal 1994. This increase was offset in part by a provision in fiscal 1995 for loss on loans held for sale of $8.3 million for which there was no comparable amount in fiscal 1994, an increase in loss on sales of loans of $1.3 million and a decline in other operating income which reflects the receipt, in fiscal 1994, of interest due upon the resolution of litigation in which the Bank received a significant refund of Massachusetts Bank excise tax.

         Total other expenses decreased by 2.6% to $31.2 million for fiscal 1995 from $32.0 million for fiscal 1994. The decrease in other expenses is attributable to reductions of $3.4 million in other real estate related expenses
(net), $2.5 million in salaries and employee benefits and $1.1 million in FDIC insurance assessment. These significant decreases in expense were offset in part by an increase of $3.2 million in professional service fees related to the Bank's efforts to comply with FDIC recommendations made in early fiscal 1995. Additionally, charges were recorded in fiscal 1995 for provision for losses on other assets of $1.1 million, prepayment penalties on FHLB advances of $1.0 million, increases in the provisions for losses on joint venture advances of $0.6 million, and merger-related costs of $0.4 million. The total decline in salary and employee benefits of $2.5 million was partially offset by a $0.9 million expense related to the acquisition of certain banking facilities from a limited partnership which had formerly leased the properties to the Bank. This amount was paid to certain limited partners, all of whom are Bank employees, in exchange for obtaining a release of claims from them. In connection with the purchase of these properties, the carrying value of these properties was reduced by $0.4 million. This adjustment was included as other operating expense.

   The combined effective federal and state income tax rate decreased to 26.4% for fiscal year 1995 as compared to 30.0% for fiscal 1994. The decrease was the result of lower state taxes which was achieved by increasing the level of earning assets held by the state tax favored security corporations owned by the Company and the Bank. In addition, the Bank incurred a tax loss for financial reporting purposes and a tax benefit was recorded at the statutory rate of 12.54%. The state tax benefit of the Bank's losses exceeded the state tax expense of the security corporations which are taxed at a rate of 1.32%.

         Net cash and cash equivalents increased $0.8 million during fiscal 1995. Cash was provided from the following sources: a net reduction in investment securities held for sale of $207 million, an increase of $82 million in borrowings related to securities sold under agreement to repurchase, proceeds from sale of loans and other real estate of $16 million, operations, before loan origination, of $11 million and net loan collections in excess of originations of $7 million. Cash was utilized to fund: a net reduction in FHLB advances of $234 million, a net reduction in deposits of $66 million, an increase in mortgage-backed securities held for sale of $16 million and payment of dividends to shareholders of $4 million.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1994 AND 1993

         For the fiscal year ended October 31, 1994, net income decreased to $24.6 million or $4.51 per share on a fully diluted basis from $35.3 million or $5.75 per share for the fiscal year ended October 31, 1993. The decrease in net income in fiscal 1994 was due to substantially lower net realized gains on securities, lower net interest and dividend income and increased operating expenses, which were offset, in part, by a reduction in the provision for possible loan losses. Operating expenses increased to $32.0 million at October 31, 1994, from $29.9 million at October 31, 1993. Other income decreased by $12.4 million primarily as a result of decreased realized gains on the sale of securities. Fully diluted shares outstanding for fiscal 1994 were 5,444,982, as compared to 6,140,108 for fiscal 1993.

         Bancorp's weighted average cost of funds decreased to 4.02% for fiscal 1994 from 4.39% for fiscal 1993. The yield on average earning assets declined to 6.87% for the fiscal year ended October 31, 1994 from 7.41% for fiscal 1993. The effect of the more rapid decline in the yield on average earning assets, as opposed to the decline in the weighted average cost of funds, resulted in Bancorp's interest rate spread narrowing slightly to 2.85% for fiscal 1994 from 3.02% for fiscal 1993.

         The Company's one-year asset/liability gap was a negative 27.8% of total assets at October 31, 1994, as compared to a negative 16.4% of total assets at October 31, 1993. The one-year negative asset/liability gap widened during fiscal 1994 primarily as a result of a slow down in prepayments and pay-offs on mortgage-backed securities resulting from a sharp increase in interest rates during fiscal 1994. Additionally, a substantial portion of the Bank's FHLB advances, which had original maturities of two to four years, have, through the passage of time, fallen into the one-year repricing category. Beginning in October 1994, maturing FHLB advances were renewed with maturities of between 15 and 24 months, thereby extending liabilities as a partial means of bringing the negative one-year asset/liability gap back to between 15% and 20%.

         Securities sold under agreements to repurchase were $10.3 million as of October 31, 1994, as compared to $0 at October 31, 1993. Securities sold under agreements to repurchase are used by Bancorp to fund short-term liquidity needs, as they arise. FHLB advances decreased to $470.0 million at October 31, 1994 down from $480.0 million at October 31, 1993.

         Overall, Bancorp's total assets declined by $171.4 million from $2.2 billion at October 31, 1993 to $2.0 billion at October 31, 1994. Net unrealized gain or loss on securities available for sale declined to a net loss, after tax benefit, of $25.8 million at October 31, 1994 from a net unrealized gain, after taxes, of $54.3 million at October 31, 1993, primarily as a result of the sharp increase in interest rates experienced during fiscal 1994. Deposits declined to $1.4 billion at the 1994 fiscal year end from $1.5 billion at the 1993 fiscal year end. Competition from higher rate, short- and intermediate-term investments in the open market, as well as from a broad array of financial alternatives, contributed to the outflow of deposits during fiscal 1994.

         Investment securities available for sale increased $29.5 million to $557.0 million at October 31, 1994 from $527.5 million at October 31, 1993. A substantial portion of the increase was attributed to the purchase of FNMA and FHLMC 10 year final maturity, 3 year call protected issues, purchased at various price discounts. Mortgage-backed securities available for sale declined $101.6 million to $989.4 million at October 31, 1994, from $1.1 billion at October 31, 1993. Modest net sales during fiscal 1994, rapid pay-offs and prepayments during the early months of fiscal 1994, as well as the SFAS No. 115 fair value adjustment, contributed to this decline.

         Total interest and dividend income for the year ended October 31, 1994 decreased 11.5% to $136.8 million from $154.5 million for fiscal 1993. Interest earned on loans decreased $10.3 million, partially as the result of $99.3 million of loans originated by the Bank being converted into FHLMC and FNMA mortgage-backed securities, which are held as part of the Bank's investment portfolio, and in part, due to the impact of heavy refinancing activity during fiscal 1993. Also contributing to the decline was the deferral of previously recognized interest income and gains on sales of other real estate owned in the amount of $2.3 million. Interest and dividends on investment securities and other short-term investments decreased 6.6% to $104.4 million at October 31, 1994 from $111.8 million at October 31, 1993. This decrease was due, in part, to a decrease of 1.4% in the average balance outstanding during fiscal 1994 as opposed to fiscal 1993, and in part, to a decrease in the weighted average rate earned on the investment portfolio from 6.89% in fiscal 1993 to 6.50% in fiscal 1994 which was due, in part, to refinancing within the mortgage-backed securities portfolio.

         Total interest expense decreased 12.3% to $76.1 million for the fiscal year ended October 31, 1994, from $86.8 million for the comparable period in fiscal 1993. This decrease was due primarily to the lag effect of the decline in short-and intermediate-term interest rates that took place during fiscal 1993 and a decrease in the average amounts of deposits and borrowings outstanding during fiscal 1994 as compared to fiscal 1993. FHLB advances decreased to $470.0 million at October 31, 1994 from $480.0 million at October 31, 1993.

         The provision for possible loan losses was $5.8 million for the fiscal year ended October 31, 1994, down from $8.0 million for fiscal 1993, reflecting primarily a $1.9 million reduction in the provision for possible losses on commercial real estate loans. At October 31, 1994, the Bank's allowance for possible loan losses totaled $9.5 million. During the 1994 fiscal year, the Bank charged off, or made reserve allocations with respect to, loans totaling $6.1 million. The amounts charged off relate primarily to fair market value adjustments made to certain loans during fiscal 1994.

         Total other expenses increased 7.0% to $32.0 million for fiscal 1994, compared to $29.9 million in fiscal 1993. A large part of the increase was due to an adjustment of $952,000 to the carrying value of certain split dollar life insurance policies to record the policies at their then current cash surrender values. Additionally, the net cost of other real estate, including a $500,000 provision for loss on other real estate owned, increased by $800,000 compared to fiscal 1993. These increases were offset, in part, by a decline in profit sharing plan expense resulting from lower net income in fiscal 1994. The ratio of total operating expenses to total assets was 1.53% at October 31, 1994, as compared to 1.30% at October 31, 1993.

         The combined effective rate for federal and state income taxes decreased to 30.0% for fiscal 1994 as compared to 35.2% for fiscal 1993. The decrease is due in large part to the refund of state income tax recorded in fiscal 1994 and the increased impact of dividend received deductions on Bancorp's effective tax rate.

         Net cash and cash equivalents decreased $88 million during fiscal 1994. Cash was provided from the following sources: a net reduction in mortgage-backed securities held for sale of $175 million, an increase of $10 million in borrowings related to securities sold under agreement to repurchase, and proceeds from sale of loans and other real estate of $11 million. Cash was utilized to fund: a net increase in investment securities held for sale of $131 million, a net reduction in deposits of $49 million, current operation for $37 million, the repurchase of $25 million of the Company's common stock, net loan originations in excess of collections of $21 million, a net reduction in FHLB advances of $10 million, a reduction in notes payable of $8 million and payment of dividends to shareholders of $3 million.

SUBSEQUENT EVENTS

         On November 16, 1995, the Board of Directors of Bancorp declared, for the fiscal quarter ended October 31, 1995, a cash dividend of $0.19 per share on each outstanding share of Company common stock. Such dividend was paid on December 15, 1995 to holders of record of such shares at the close of business on November 30, 1995.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 114 - "Accounting by Creditors for Impairment of a Loan," was effective for fiscal years beginning after December 15, 1994. This statement addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. SFAS No. 114 was subsequently modified by SFAS No. 118, which relates to recognition of interest income on impaired loans. The Company adopted these statements on November 1, 1995 and implementation of these statements is not expected to have a material effect on the Company's financial condition or results of operations.

         SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for determining impairment of long-lived assets and certain intangibles. Bancorp does not intend to adopt the Statement before the date it is required to do so nor is adoption anticipated to have a material effect on the financial condition or results of operations of Bancorp.

         SFAS No. 122 - "Accounting for Mortgage Servicing Rights," is also effective for fiscal years beginning after December 15, 1995. SFAS No. 122 amends SFAS No. 65 and will require that a mortgage banking enterprise that acquires mortgage servicing rights either through purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained, should allocate the total cost of the mortgage loans to the servicing rights and the loans based on relative fair values. The Statement also requires the assessment of capitalized servicing rights for impairment based on fair value of the rights. Bancorp intends to implement this Statement in fiscal 1996 but does not expect implementation to have a material effect on Bancorp's financial condition or results of operations.

         SFAS No. 123 - "Accounting for Stock-based Compensation," was issued in October, 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement establishes accounting and reporting standards for stock-based employee compensation plans. Bancorp will elect, as provided in the Statement, to continue following the accounting treatment prescribed by APB Opinion No. 25 - "Accounting for Stock Issued to Employees" as such, implementation will not have a material effect on Bancorp's consolidated financial condition or results of operations. Bancorp will be required to include proforma accounting disclosures of net income measured by the fair value method defined in the Statement of options granted beginning with the fiscal year starting November 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The liquidity of the Bank is maintained at levels sufficient to meet normal transaction requirements, and is intended to be flexible enough to take advantage of market opportunities and to react to unforeseeable liquidity needs. The Bank concentrates its securities investments in the intermediate maturity range and in adjustable rate investments. The average life of the Bancorp's investment portfolio, including mortgage-backed securities, decreased to 4.9 years at October 31, 1995 from 6.0 years at October 31, 1994. Mortgage-backed securities at October 31, 1995 represented $1.0 billion or 72.0% of Bancorp's investment portfolio. It is expected that the Bank will continue to sell investment securities, pursuant to the terms of the Merger Agreement, resulting in a further shortening of the life of its investment portfolio.

         The Bank's principal sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, investment and loan portfolio earnings, maturities within the investment portfolio, proceeds from sales of investment securities, sales of securities under agreements to repurchase, and FHLB advances. The Bank expects to maintain a high level of liquidity in fiscal 1996 in order to position itself to meet the asset sale requirements of the Merger Agreement.

         Before interest credited of $54.9 million, deposits for the fiscal year ended October 31, 1995 decreased $121.0 million as compared to a decrease of $99.2 million during the prior fiscal year. The decrease in fiscal 1995 resulted, in part, from competition from higher-yielding short to intermediate term investment alternatives. Specifically, during the first half of fiscal 1995, rates paid on the Bank's short-term deposits did not rise as rapidly as comparable market rates. This resulted in an outflow of monies into higher yielding money market instruments. Of the $1.3 billion of deposit balances at October 31, 1995, $542.1 million represented certificate accounts maturing within one year and $549.9 million represented money market deposit, regular savings, NOW and checking accounts. As of October 31, 1995, money market deposit accounts totaled $111.9 million.

         As of October 31, 1995, securities sold under agreements to repurchase totaled $92.2 million, as compared with $10.3 million at October 31, 1994. The Bank has used the proceeds from these agreements as an alternative short-term funding source and to meet short-term liquidity needs as they arise.

         As of October 31, 1995 and 1994, FHLB advances amounted to $236.5 million and $470.0 million, respectively. FHLB advances have been paid down principally with the proceeds received from the sales of investment securities during the last quarter of fiscal 1995. All FHLB advances are expected to be repaid in fiscal 1996, as such repayment is required by the Merger Agreement prior to the consummation of the Merger.

         Stockholders' equity increased by $77.0 million in fiscal 1995, from $117.6 million at October 31, 1994 to $194.6 million at October 31, 1995. This increase stemmed in part from the $50.0 million rise in the net unrealized gain on securities available for sale, and net income for the current fiscal year of $28.3 million, offset in part by repurchases of common stock for $3.9 million and dividends paid of $3.9 million. Stockholders' equity declined in fiscal 1994 by $80.7 million from $198.3 million at October 31, 1993 to $117.6 million at October 31, 1994. This decrease was the result of a change of $80.1 million from net unrealized gain on securities available for sale of $54.3 million at October 31, 1993 to a net unrealized loss on securities available for sale of $25.8 million at October 31, 1994. In addition, fiscal 1994 net income of $24.6 million was offset by the $25.4 million cost of repurchases of common stock in fiscal 1994 and dividends paid of $3.0 million.

         Under current regulations of the FDIC, BIF-insured institutions including the Bank, are currently required to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system and that are not experiencing or anticipating significant growth) are required to maintain Tier 1 capital of at least 3% of their total assets. For all other banks, the minimum ratio of Tier 1 capital to total assets is 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the current risk-based standards, BIF insured institutions are expected to meet a minimum total risk-based capital to risk-weighted assets ratio of 8%. The Bank had ratios of Tier 1 capital to total assets of 8.40% and total risk-based capital to risk-weighted assets of 21.94% at October 31, 1995. Neither ratio includes the SFAS No. 115 adjustment for unrealized gains on securities available for sale at October 31, 1995. At October 31, 1995, the Bank continued to meet the criteria for designation as a "well-capitalized" institution under the FDIC's prompt corrective action regulations.

         At October 31, 1995, the assets of Bancorp, on an unconsolidated basis, consisted primarily of investment securities available for sale totaling $5.6 million and its investment in its subsidiaries of $181.4 million.

         The ESOP loan payable in the amount of $2.5 million matures on March 1, 1999. The proceeds of this loan were used to fund stock purchases through the ESOP. Earnings at the holding company consisted primarily of dividends received from the Bank, net realized gains on securities and income earned on its investment securities. During fiscal 1995, the Bank transferred $7.7 million to Bancorp in the form of a dividend. These funds were used, in part, to repurchase the Bancorp's common stock through its stock repurchase programs and to satisfy other cash flow needs of Bancorp.

IMPACT OF INFLATION AND CHANGING PRICES

          The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

          Unlike those of most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

ASSET/LIABILITY MANAGEMENT

         The Company continues to monitor its sensitivity to changes in interest rates. The Company's one-year asset/liability gap was a negative 25.6% of total assets at October 31, 1995, as compared to a negative 27.8% of total assets at October 31, 1994. For a savings institution with a negative gap for a given period, such as the Bank, the amount of its interest-bearing liabilities maturing or otherwise repricing within such period exceeds the amount of the interest-earning assets maturing or repricing within the same period. Accordingly, in a declining interest rate environment, institutions with a negative gap will experience a greater decline in their cost of funds than in the yield on their assets. Conversely, in a rising interest rate environment, savings institutions with a negative gap will generally experience a greater increase in the cost of their liabilities than in the yield on their assets. A rising interest rate environment imposes risks on institutions with a negative gap because the cost of liabilities will accelerate at a greater rate than the income earned on assets during the relevant period. Changes in interest rates will generally have the opposite effect on a savings bank with a positive gap.

         The one-year negative asset liability gap narrowed only slightly at October 31, 1995. Although the cumulative gap narrowed to negative $482.8 million at October 31, 1995, from negative $572.1 million at October 31, 1994, the Company's total assets declined to $1.9 billion from $2.0 billion at October 31, 1995 and 1994 respectively, thereby only minimally reducing the one-year negative gap. Additionally, as open market interest rates in the intermediate sector of the market were declining during the first half of fiscal 1995, the Company closely monitored the decline with the objective of lengthening the maturity of borrowings to between 24 and 48 months, thereby reducing the one-year negative gap. However, management's plans to lengthen liabilities were delayed because the board of directors initiated a review of Bancorp's strategic alternatives, including the possible sale of Bancorp. Late in the third fiscal quarter, when the possibility of a transaction with Bank of Boston developed, management decided to maintain the Company's balance sheet and interest rate risk position pending further development of the proposed transaction. The Merger Agreement requires substantial assets of the Company to be converted to cash or cash equivalents and requires all borrowings to be paid off or defeased prior to the Effective Time of the Merger. These actions are likely to reduce the Company's negative interest rate gap and possibly create a positive interest rate gap.

         The earnings of the Company depend significantly on the spread between interest and dividend income earned on its loan and investment portfolios, and the interest paid on its deposits and borrowings. On an annual basis, the Company's weighted average cost of funds increased to 4.64% for fiscal 1995 from 4.02% for fiscal 1994. The yield on average earning assets increased to 7.11% for the fiscal year ended October 31, 1995, from 6.87% for the comparable period in 1994. The effect of the increase in yield on average earning assets was offset by the increase in the weighted average cost of funds, and resulted in the Company's interest rate spread narrowing to 2.47% for fiscal year 1995 from 2.85% for fiscal 1994. The Company's interest rate spread is expected to continue to narrow as a result of the replacement of Bancorp's investment and CRE Loan portfolio with short-term investments.

         The average yield on the Company's investment portfolio was 6.76% for fiscal 1995, compared with 6.50% for the prior fiscal year. The increase in the average yield on the investment portfolio resulted, in part, from higher yielding assets purchased during the rising rate environment of fiscal 1994. Overall, the Company's investments are concentrated in the intermediate range, and include adjustable rate instruments, U.S. Treasury and Federal agency notes, Federal agency and privately issued mortgage-backed securities, corporate notes and common and preferred equities.

         The average yield on the Company's mortgage portfolio increased to 8.59%, compared to 8.45% for the prior fiscal year. The increase reflects, in part, an increase in the weighted average rate on mortgages originated during the current fiscal year to 7.88% from 7.19% for the prior fiscal year. The average yield was affected also by the increase in short-term interest rates during fiscal 1994 and the first quarter of fiscal 1995. The increase in short-term rates was reflected in the repricing of the Bank's adjustable rate mortgage loans subject to repricing during fiscal 1994 and a portion of fiscal 1995. Residential real estate loans decreased to $207.7 million at October 31, 1995 as compared to $215.1 million at the end of fiscal 1994. This decline in residential real estate loans was primarily the result of principal collections on loans, exceeding loans originated by $7.2 million.

         At October 31, 1995 the total real estate loan portfolio, before net items, amounted to $208.4 million as compared to $346.6 million at October 31, 1994. The decrease reflects the commercial and multifamily loan portfolio being classified as held for sale at October 31, 1995. The commercial and multifamily real estate loan portfolio, at estimated market value, totaled $112 million at fiscal 1995 year end.

         During fiscal 1995, the Bank originated $10.8 million of commercial and multifamily loans, as compared to $17.8 million of originations during fiscal 1994. Commercial real estate and multifamily mortgages are written on a three or five year term and are due on demand at the option of the Bank thereafter.

    The following table summarizes by major balance sheet category and estimated repricing period the Company's interest-sensitive assets and interest-sensitive liabilities at amortized cost or book value, exclusive of the effects of SFAS No. 115. Certain adjustable rate instruments have repricing periods that differ from contractual maturities. Loans which have matured are considered demand loans and are treated as repricing within 90 days.

                                                                At October 31, 1995
                                                    Repricing    Repricing      Repricing           Repricing
                              Total       Percent     Within       Within         Within              Over 5
                             Amount        Total     90 Days      91-365 Days   1-5 Years             Years
                             ---------------------------------------------------------------------------------
ASSETS:
Debt securities            $   289,007    17.1%     $  5,974       $  5,045       $103,329            $174,659
Mortgage-backed securities   1,038,907    61.4        74,097        210,279        341,731             412,800
Loans                          363,377    21.5       114,287         67,256        122,049              59,785
                            ----------   -----      --------       --------       --------            --------
Total rate sensitive assets $1,691,291   100.0%     $194,358       $282,580       $567,109            $647,244
                            ==========   =====      ========       ========       ========            ========

LIABILITIES:

Deposits:

Now accounts                $   95,542     5.8%   $   19,108             --             --            $ 76,434
Regular savings and club
  accounts                     326,763    19.7        65,353             --             --             261,410
Money market deposit
  accounts                     111,910     6.7       111,910             --             --                  --
Term deposit certificates      789,529    47.5       119,967        422,130        247,432                  --
Borrowings                     336,855    20.3       186,305         35,000        115,550                  --
                            ----------   -----      --------       --------       --------            --------
Total rate sensitive
  liabilities               $1,660,599   100.0%     $502,643       $457,130       $362,982            $337,844
                            ==========   =====      ========       ========       ========            ========

Period repricing difference
    (Period gap)            $   30,692             ($308,285)     ($174,550)      $204,127            $309,400
                            ==========              ========       ========       ========            ========
Cumulative repricing
  difference (Cumulative gap)                      ($308,285)     ($482,835)     ($278,708)            $30,692
                                                    ========       ========       ========            ========

Cumulative gap to total assets                        (16.3%)        (25.6%)        (14.8%)
                                                      =====          =====          =====

         The Bank's experience has been that regular savings, club, and NOW accounts reprice infrequently. The balances in these accounts are also relatively stable over time as a percentage of total deposits. In the past, some customers have used these accounts as "transition" accounts where they place their funds while making longer term investment decisions. To account for this potentially volatile portion of regular savings, club, and NOW account balances, Bank management incorporates approximately 20% of the total deposit balances in these accounts into the one-year repricing period.

YIELDS EARNED AND RATES PAID

         The net interest spread of the Company may change as a result of changes in the difference between the income it receives from its loan and investment portfolios and its cost of funds. Income from investment securities is dependent upon the amount invested during the period and changes in general interest rate levels on such securities. The loan portfolio yield changes principally as a result of changes in the amount repaid or sold, and the rates on and the volume of new loans, as such changes relate to the size of the loan portfolio.

         The following table shows the Company's average interest-bearing balances, interest, average yields earned and rates paid, as well as the spread between the combined average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Average loans outstanding include nonaccrual loans and loans held for sale.

                                                                 Years Ended October 31,
                                        1995                              1994                              1993
                         -------------------------------   -------------------------------   -------------------
                                                 Average                           Average                           Average
                           Average               Yield/      Average               Yield/      Average               Yield/
                         Balance (b)  Interest    Rate     Balance (c)  Interest    Rate     Balance (c)  Interest    Rate
                         -----------  --------   -------   -----------  --------   -------   -----------  --------   -------
                                                                 (Dollars in thousands)
Average interest-earning assets:
  Loans ................ $   385,160  $  33,083    8.59%   $   383,510  $  32,391    8.45%   $   462,266  $ 42,721    9.24%
  Investments (a) ......   1,594,703    107,757    6.76      1,606,909    104,390    6.50      1,621,540   111,757    6.89
                         -----------  ---------            -----------  ---------            -----------  --------

    Total average interest-
     earning assets .... $ 1,979,863  $ 140,840    7.11%   $ 1,990,419  $ 136,781    6.87%   $ 2,083,806  $154,478    7.41%
                         ===========  =========    ----    ===========  =========    ----    ===========  ========    -----

Average interest-bearing liabilities:
  Deposits ............. $ 1,353,568  $  54,887    4.05%   $ 1,423,624  $  49,919    3.51%   $ 1,440,244  $ 56,836    3.95%
  Federal Home Loan
    Bank advances ......     452,203     28,159    6.23        456,320     25,282    5.54        469,282    26,609    5.67
    Borrowings .........      44,524      2,677    6.01          3,721        177    4.76         46,728     1,600    3.41
  Notes payable ........       5,790        487    8.41          8,570        713    8.32         21,102     1,752    8.30
                         -----------  ---------            -----------  ---------            -----------  --------

    Total average interest-
     bearing liabilities $ 1,856,085  $  86,210    4.64%   $ 1,892,235  $  76,091    4.02%   $ 1,977,356  $ 86,797    4.39%
                         -----------  ---------            -----------  ---------            -----------  --------
Interest rate spread....                           2.47%                             2.85%                            3.02%
                                                   ====                              ====                             =====

Average interest-earning
 assets, net interest
 income and net yield on
 earning assets (a)      $ 1,979,863  $  54,630    2.76%   $ 1,990,419  $  60,690    3.05%   $ 2,083,806  $ 67,681    3.25%
                         ===========  =========    ====    ===========  =========    ====    ===========  ========    ====

------------
(a) Includes mortgage-backed securities; excludes the effects of SFAS No. 115.
(b) Averages based on daily average balances.
(c) Averages based on monthly average balances.

RATE/VOLUME ANALYSIS
        The effect on net interest income due to changes in weighted average interest rates earned and paid and the weighted average amounts of interest-earning assets and interest-bearing liabilities is shown in the following table.

                                                                                           Changes  due to
                                                                      Total                                  Rate/
Years Ended                               Fiscal        Fiscal      Increase       Rate        Volume       Volume
October 31, 1995 vs. 1994                  1995          1994      (Decrease)     (a)(d)       (b)(d)       (c)(d)
-------------------------                 ------        ------     ----------     ------      --------     -------
                                                                       (In thousands)
Income from interest-earning assets:
  Loans................................ $   33,083   $   32,391   $      692    $     547    $      143   $        2
  Investments (e)(f)...................    107,757      104,390        3,367        4,192          (793)         (32)
                                        ----------   ----------   ----------    ---------    -----------  -----------
   Total...............................    140,840      136,781        4,059        4,739          (650)         (30)
                                        ----------   ----------   ----------    ---------    -----------  -----------

Expense from interest-bearing liabilities:
   Deposits............................     54,887       49,919        4,968        7,870        (2,524)        (378)
   Federal Home Loan Bank advances.....     28,159       25,282        2,877        3,133          (228)         (28)
   Borrowings..........................      2,677          177        2,500           47         1,942          511
   Notes Payable.......................        487          713         (226)           8          (231)          (3)
                                        ----------   ----------   -----------   ---------    -----------  -----------
    Total..............................     86,210       76,091       10,119       11,058        (1,041)         102
                                        ----------   ----------   ----------    ---------    -----------  ----------
Net interest income.................... $   54,630   $   60,690   $   (6,060)   $  (6,319)   $      391   $     (132)
                                        ==========   ==========   ===========   ==========   ===========  ===========
                                                                                           Changes due to
                                                                      Total                                  Rate/
Years Ended                               Fiscal        Fiscal      Increase       Rate        Volume       Volume
October 31, 1994 vs. 1993                  1994          1993      (Decrease)     (a)(d)       (b)(d)       (c)(d)
-------------------------                 ------        ------     ----------     ------      --------     -------
                                                                       (In thousands)
Income from interest-earning assets:
  Loans................................ $   32,391   $   42,721   $  (10,330)   $  (3,444)   $   (7,236)  $      350
  Investments (e)(f)...................    104,390      111,757       (7,367)      (6,417)       (1,008)          58
                                        ----------   ----------   -----------   ----------   -----------  ----------
   Total...............................    136,781      154,478      (17,697)      (9,861)       (8,244)         408
                                        ----------   ----------   -----------   ----------   -----------  ----------
Expense from interest-bearing
  liabilities:
   Deposits............................     49,919       56,836       (6,917)      (6,309)         (687)          79
   Federal Home Loan Bank advances.....     25,282       26,609       (1,327)        (630)         (715)          18
   Borrowings..........................        177        1,600       (1,423)         181        (1,438)        (166)
   Notes Payable.......................        713        1,752       (1,039)          (2)       (1,038)           1
                                        ----------   ----------   -----------   ----------   -----------  ----------
    Total..............................     76,091       86,797      (10,706)      (6,760)       (3,878)         (68)
                                        ----------   ----------   -----------   ---------    -----------  ----------

Net interest income.................... $   60,690   $   67,681   $   (6,991)   $  (3,101)   $   (4,366)  $      476
                                        ==========   ==========   ===========   ==========   ===========  ==========

(a)  Determined by multiplying the change in the weighted average interest rates between periods shown by the prior period average portfolio balance.
(b)  Determined by multiplying the change in average portfolio balance between periods shown by the weighted average interest rate for the prior period.
(c)  Determined by multiplying the change in the weighted average interest rate between periods shown by the change in the average portfolio balance between periods shown.
(d)  The increases and decreases in income or expense not accounted for in the calculations described above (arising primarily due to actual monthly rate and volume variances differing from the averages used in the calculations)
     are allocated pro rata to the three statistics.
(e)  Includes mortgage-backed securities.
(f)  Excludes the effect of SFAS No. 115.

INVESTMENT ACTIVITIES

        Bancorp's investment portfolio, at fair value, totaled $1.5 billion at October 31, 1995, or 76.6% of total assets. At fiscal year end, the portfolio consisted of mortgage-backed securities and other investment securities, which include adjustable and fixed-rate securities and equity issues. Under SFAS No. 115, Bancorp is required to record certain investment securities, not intended to be held to maturity, at fair value on its balance sheet. At October 31, 1995, Bancorp had a net unrealized gain, after tax, on its investment portfolio of $24.2 million after realizing net gains on the sale of securities totaling $21.1 million during the fiscal fourth quarter of 1995. Management's decision to begin realizing significant securities gains was prompted by continued strength in the securities markets during 1995 and by the asset sale requirements of the Merger Agreement. Pursuant to the Merger Agreement, Bancorp is required to sell its entire equity portfolio and a significant portion of its debt and mortgage-backed securities portfolio. Management has begun the process of liquidating its equity portfolio, and expects to liquidate approximately two-thirds of its fixed-income portfolio before the Effective Time of the Merger. To the extent Bancorp has not liquidated its investment and CRE Loan portfolios, it will retain the risk of fluctuations in the value of such assets and therefore in the Merger Consideration. The replacement of Bancorp's investments and CRE Loans by short-term investments may adversely affect Bancorp's dividend and interest income and operating results. If the Merger is not consumated, Bancorp's future operating results may be similarly affected for a prolonged period. The unrealized gain at October 31, 1995, as well as the significant gains booked during the fiscal 1995 fourth quarter, resulted primarily from the declining interest rate environment which prevailed during the second half of fiscal 1995, and its effect on the financial markets. At October 31, 1994, Bancorp's investment portfolio had a net unrealized loss, after tax benefit, of $25.8 million. The net unrealized after-tax gain and loss are included as a separate component of stockholders' equity in Bancorp's consolidated statements of financial condition as of October 31, 1995 and 1994.

        The average yield on the investment portfolio was 6.76% for the 1995 fiscal year, an increase from the 6.50% reported for fiscal 1994. The increase in the average yield on the investment portfolio resulted in part from higher yielding assets purchased during the rising rate environment of fiscal 1994, offset in part by lower average balances of investment securities outstanding in fiscal 1995, as compared to fiscal 1994.

        The average life of the investment portfolio, including mortgage-backed securities, decreased to 4.9 years at October 31, 1995 from 6.0 years at October 31, 1994. The decrease was primarily the result of portfolio restructuring designed to reduce interest rate risk. The OTS had criticized the high level of this risk in its examination as of October 20, 1994. This restructuring was accomplished through purchases of short duration fixed-income investments, as well as adjustable rate mortgage-backed securities combined with the sale of longer duration fixed-rate assets. The average life of the investment portfolio has continued to decline since October 31, 1995.

        At October 31, 1995, $206.2 million or 19.8% of the Bank's mortgage-backed securities portfolio was comprised of FNMA and FHLMC adjustable rate issues. Approximately $1.0 billion, or 70.2%, of the Bank's investment portfolio consists of Government National Mortgage Association ("GNMA"), FNMA and FHLMC mortgage-backed securities. The estimated average life of the mortgage-backed securities portion of the investment portfolio at October 31, 1995 was 4.7 years, compared to 5.7 years at October 31, 1994. The average life reflects the Bank's continued strategy of investing primarily in GNMA, FNMA and FHLMC 15-year mortgage-backed securities and FNMA and FHLMC 7-year balloon payment mortgage-backed issues.

        The fair value of the Company's equity portfolio totaled $104.2 million at October 31, 1995, compared to $162.5 million at October 31, 1994. The equity portfolio includes high quality, yield-oriented common and preferred stocks. The fair value of common equity investments totaled $94.9 million at the 1995 fiscal year end, compared to $145.1 million at the 1994 fiscal year end. The decrease resulted from sales of equity securities, particularly during the fiscal fourth quarter. Proceeds from these sales were used, in part, to reduce the Company's FHLB advances. The fair value of preferred stock held by the Company totaled $9.3 million at October 31, 1995, compared to $17.4 million at October 31, 1994. The decrease resulted from sales, as well as calls, of higher coupon issues.

INVESTMENT PORTFOLIO

        The following table sets forth the composition of the Company's investment portfolio at fair value as of the dates shown:

                                                                                     At October 31,
                                                                        1995              1994             1993
                                                                        ----         --------------        ----
                                                                                 (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Debt Securities:
   U.S. Government obligations..............................      $   252,251         $   343,703    $   264,372
   Other bonds and obligations..............................           47,969              50,820         62,803
                                                                  -----------         -----------    -----------
     Total Debt Securities                                            300,220             394,523        327,175
                                                                  -----------         -----------    -----------
Equities:
   Preferred stock..........................................            9,340              17,420         32,650
   Common stock.............................................           87,912             130,356        121,085
   FHLMC voting common stock................................            6,925              14,715         13,838
                                                                  ------------        -----------    -----------
     Total Equity Securities                                          104,177             162,491        167,573
                                                                   ----------         -----------    -----------
     Total investments available for sale                             404,397             557,014        494,748
                                                                   ----------         -----------    -----------
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Other mortgage-backed securities (a)........................           26,016              36,048         32,756
GNMA, FHLMC and FNMA mortgage-backed
   securities                                                       1,015,040             953,398      1,091,049
                                                                  -----------         -----------    -----------
   Total mortgage-backed securities available for sale              1,041,056             989,446      1,123,805
                                                                  -----------         -----------    -----------
   Total investments and mortgage-backed
     securities available for sale..........................      $  1,445,453       $  1,546,460    $ 1,618,553
                                                                  ============       ============    ===========
Average life of debt and mortgage-
 backed securities in years.................................             4.9                   6.0           7.0

(a)  Other mortgage-backed securities consist of both fixed-rate as well as adjustable rate collateralized mortgage obligations, and conventional mortgage-backed pass-through securities.

        The following table sets forth the maturities of the Company's debt and mortgage-backed securities at amortized cost at October 31, 1995 and the weighted-average yields of such securities:

                                                    After One Year        After Five years
                             Within One Year      Through Five Years      Through Ten Years       After Ten Years
                             ---------------      ------------------      -----------------       ---------------
                                     Weighted               Weighted               Weighted               Weighted
                                      Average                Average                Average                Average
                           Amount     Yield       Amount      Yield      Amount      Yield      Amount      Yield
                          -------    --------     ------    ---------    ------    --------     ------    ---------
                                                           (Dollars in thousands)
DEBT SECURITIES:
  U.S. Government
    obligations.........  $ 2,495      7.55%     $  80,103    7.79%     $ 158,555    7.47%     $     313    9.69%
  Other bonds and
    obligations.........    6,550      6.96         23,227    7.03         15,914    7.24          1,850    7.18

MORTGAGE-BACKED SECURITIES:
  Other mortgage-backed
    securities..........       --         --            13   11.39          2,063    6.58         24,161    6.43
  GNMA, FHLMC,
    and FNMA mortgage-
    backed securities.         --         --        60,545    7.96         47,233    7.02        904,892    6.93
                          -------                ---------              ---------              ---------

Total...................  $ 9,045      7.12%     $ 163,888    7.75%     $ 223,765    7.35%     $ 931,216    6.92%
                          =======                =========              =========              =========

         At October 31, 1995, the Company did not have an investment in any issuer (other than securities of the U.S. Government and U.S. Government agencies and corporations) in excess of 10% of stockholders' equity.

LENDING ACTIVITIES

GENERAL

        The Bank's lending activities are primarily focused on the origination of 1-4 family residential and multifamily real estate mortgage loans. The Bank offers both fixed- and adjustable rate 1-4 family loans, generally underwritten in conformity with FNMA and FHLMC guidelines. The Bank's residential mortgage loans have amortization periods ranging from 7 to 30 years. Rates charged on adjustable rate mortgage loans ("ARMs") are reset at either one-or three-year intervals, providing the Bank a margin over the underlying one- or three-year U.S. Treasury indices.

        Commercial and multifamily loans consist mainly of permanent first mortgages on income producing properties, such as apartment buildings. The Bank has originated and serviced these types of loans for many years. Commercial and multifamily mortgages classified as held for sale at October 31, 1995 totaled $112.0 million compared to $8.9 million as of October 31, 1994. This increase stemmed from the reclassification to loans held for sale on October 31, 1995 of the Bank's entire portfolio of CRE Loans. Pursuant to the Merger Agreement, the Company is required to dispose of its portfolio of CRE Loans. CRE Loans amounted to $132.1 million or 37.1% of total loans at October 31, 1994. The Bank originated $10.8 million of CRE Loans in the 1995 fiscal year versus $17.8 million in fiscal 1994. The Bank's fiscal 1995 CRE Loan originations had an average loan size of approximately $489,000 and an average loan-to-value ratio of approximately 65.9%. Of the CRE Loans, 82% have matured and were on "demand" status at October 31, 1995 representing 71% of the outstanding loan balances. The Bank is currently attempting to execute new loan documentation with respect to such loans.

        Consumer loans totaled $8.2 million, or 3.8% of the total loan portfolio at October 31, 1995, compared to $9.0 million, or 2.4% of the total loan portfolio before net items a year ago. Consumer loans include guaranteed student loans, consumer loans and secured collateral loans.

        The total loan portfolio, excluding loans held for sale, was $209.9 million, or 11.1% of total assets at October 31, 1995. At the end of fiscal 1994, the total loan portfolio amounted to $337.2 million, or 16.6% of total assets. The decline in the total loan portfolio was primarily the result of the reclassification of the CRE Loans as held for sale and the related provision for loss on loans held for sale of $8.3 million. In connection with the Bank's efforts to sell its CRE Loan portfolio, the Bank has begun to improve loan file documentation and loan administration. If the Merger Agreement were terminated, management believes that it would be necessary to expend a substantial amount of time and resources to develop a loan administration function that meets the Bank's needs and satisfies concerns raised by the Bank's regulators.

LOAN ORIGINATIONS

        Substantially all of the real estate loans originated by the Bank during fiscal 1995 were secured by real estate located in the greater metropolitan Boston area, reflecting the Bank's commitment to serve the mortgage credit needs of the institution's primary lending areas, which consist mainly of Boston and the South Shore.

        Mortgage loan applications come from a variety of sources, including depositors, existing borrowers, walk-in customers and others responding to the Bank's extensive advertising program. Residential mortgage originations in fiscal 1995 totaled $65.5 million, a decrease of 51.2% from the $134.1 million of residential mortgage originations in fiscal 1994; this decrease was partly attributable to the necessity to redirect Bank lending personnel to focus on responding to the FDIC recommendations regarding the need for improved loan underwriting procedures, loan administration, and approval policies, as well as the need to improve and update documentation for existing loans.

        Conventional 1-4 family residential originations in fiscal 1995 were as follows: $3.2 million in bi-weekly mortgages; $5.1 million in fixed-rate mortgages with terms of 10 years or less; $19.5 million in adjustable rate mortgages; $12.0 million in 15 year fixed-rate mortgages and $15.0 million in fixed-rate mortgages with terms greater than 15 years. The Bank's fiscal 1995 conventional 1-4 family loan originations had an average loan size of approximately $113,000 and an average loan-to-value ratio of approximately 57.5%. At October 31, 1995, 1-4 family residential mortgage loans totaled $207.7 million, or 95.9% of the total loan portfolio (excluding loans held for sale) before net items, compared to $213.1 million, or 59.9% of the total loan portfolio at October 31, 1994.

        The following table shows the composition of the Bank's loan originations during the periods indicated:

                                                                   Years Ended October 31,
                                                                   -----------------------
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                   (Dollars in thousands)
REAL ESTATE LOANS:
  Conventional 1-4 family residential.... $    54,726     $   116,222    $   101,200    $   137,444     $   60,315
  Commercial/multifamily residential.....      10,750          17,847          9,040         18,317         11,043
                                          -----------     -----------    -----------    -----------     ----------
    Total real estate loans..............      65,476         134,069        110,240        155,761         71,358

CONSUMER LOANS...........................       6,480           7,722          6,701         10,808          8,636
                                          -----------     -----------    -----------    -----------     ----------

      Total loans originated............. $    71,956     $   141,791    $   116,941    $   166,569     $   79,994
                                          ===========     ===========    ===========    ===========     ==========

SECONDARY MARKET ACTIVITIES

        The Bank has historically been active in the secondary mortgage market, purchasing or selling loans and mortgage-backed securities as conditions dictated. During fiscal 1995, the Bank purchased $241.9 million of mortgage-backed securities compared to $115.4 million in fiscal 1994. Sales of mortgage-backed securities totaled $102.1 million during fiscal 1995 compared to $10.4 million in fiscal 1994. During fiscal 1995, $11.9 million of mortgage loans were converted into mortgage-backed securities, as compared with $99.3 million during fiscal 1994.

LOAN SERVICING PORTFOLIO

        The following table sets forth information as to the Bank's loan servicing portfolio at the dates shown:

                                                                    At October 31,
                                                                    --------------
                                        1995           %           1994           %          1993           %
                                        ----          ---          ----          ---         ----          --
                                                                (Dollars in thousands)

Loans owned and serviced by
  the Bank (before net items)(a).... $   308,461      86.9%    $   318,546       85.2 %  $   344,841       82.3%
Loans owned by the Bank
 and serviced by others.............      46,665      13.1          55,242       14.8         74,382       17.7
                                     -----------     -----     -----------      -----    -----------      -----
  Total loans owned by the
   Bank (before net items).......... $   355,126     100.0%    $   373,788      100.0%   $   419,223      100.0%
                                     ===========     =====     ===========      =====    ===========      =====

Loans serviced for others........... $   241,545               $   258,179               $   226,169

(a)  Includes $138.6 million, $18.2 million and $61.6 million of loans held for sale at October 31, 1995, 1994 and 1993, respectively.

LOAN COMMITMENTS

        South Boston issues commitments to make loans to prospective borrowers conditioned upon the occurrence of certain events and under specific terms. Loan commitments are generally issued for the origination of long-term, permanent loans for the financing of residential properties. At October 31, 1995, in addition to unadvanced proceeds on loans totaling $137,000, outstanding mortgage commitments approximated $8.3 million. Commitments to originate mortgage loans generally expire within 60 days.

INCOME FROM LENDING ACTIVITIES
        South Boston realizes fee income from its lending activities, including origination fees for residential loans and servicing fees from loans sold. The Bank also receives commitment fees on commercial and multifamily residential loans and prepayment charges on commercial mortgages that are paid off within three years of origination. The Bank currently charges up to one point on both residential and commercial mortgages. Loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the related loans.

        The following table sets forth information concerning South Boston's loan portfolio (excluding loans held for sale), before allowance for possible loan losses and other net items, in dollar amounts and in percentages, by type of loan.

                                                                          At October 31,
                                                                          --------------
                                1995       %         1994       %         1993        %         1992       %         1991       %
                                ----      ---        ----      ---        ----       ---        ----      ---        ----      ---
                                                                                      (Dollars in thous ands)
REAL ESTATE LOANS:
Residential:
  Conventional..............  $172,833     79.8%   $170,987    48.1%    $148,538     41.5%    $232,568    47.9%    $263,290    49.5%
  FHA and VA................    34,108     15.8      40,368    11.3       51,783     14.5      63,797    13.1        73,172    13.8
  Multifamily (a)...........        --     --        75,398    21.2       87,913     24.6      91,538    18.9       100,073    18.8
Commercial (a)..............        --     --        54,976    15.5       50,413     14.1      67,792    14.0        73,716    13.9
Construction loans:
  Residential...............       709       .3       1,724      .5        1,442       .4      12,134     2.5         4,988      .9
  Commercial................        --     --         1,720      .5        3,095       .9          --     --          --        --
Second mortgages............       248       .1         735      .2        3,675      1.0       3,767      .8         3,258      .6
Home improvement............       454       .2         718      .2          922       .3       1,392      .3         1,780      .3
                              --------     ----    --------    ----     --------     ----    --------    ----      --------    ----

     Total real estate loans   208,352     96.2     346,626    97.5      347,781     97.3     472,988    97.5       520,277    97.8
                              --------     ----    --------    ----     --------     ----    --------    ----      --------    ----


CONSUMER LOANS:
  Passbook..................     5,019      2.3       5,615     1.6        6,116      1.7       6,072     1.3         5,680     1.1
  Collateral................       768       .4         756      .2          720       .2         667      .1           641      .1
  Commercial................       --        --          --     --           --       --          --      --              8     --
  Personal..................       476       .2         667      .2          974       .3         927      .2         1,309      .2
  Education (guaranteed)....     1,955       .9       1,960      .5        2,010       .5       4,421      .9         4,107      .8
                              --------     ----    --------    ----     --------     ----    --------    ----      --------    ----


     Total consumer loans...     8,218      3.8       8,998     2.5        9,820      2.7      12,087     2.5        11,745     2.2
                              --------     ----    --------    ----     --------     ----    --------    ----      --------    ----

Total loans receivable
  (before net items)........  $216,570    100.0 %  $355,624   100.0%   $ 357,601    100.0%   $485,075   100.0%     $532,022   100.0%
                              ========    =====    ========   =====    =========    =====    ========   =====      ========   =====

(a)  The Bank's entire portfolio of CRE Loans was reclassified as held for sale on October 31, 1995.

        The following table sets forth information concerning South Boston's loan portfolio (excluding loans held for sale):

                                                                       At October 31,
                                                                       --------------
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
Total loans receivable
 (before net items)...................... $   216,570     $   355,624    $   357,601    $   485,075     $ 532,022
                                          -----------     -----------    -----------    -----------     ---------
Add:
   Premiums .............................          --              --             --             --            4
Deduct:
   Deferred gains on sales of real estate          --             879             --             --           --
   Deferred income on loans financing
     sales of real estate ...............         124           1,385             --             --           --
   Deferred loan fees ...................         255             558            491            921        1,295
   Unearned discounts on loans ..........       3,986           4,760          5,848          7,934        9,370
   Unadvanced portions of loans .........         137           1,330            930          1,633          912
   Allowance for possible loan losses ...       2,121           9,471          9,325          9,278        7,503
                                          -----------     -----------    -----------    -----------     --------
       Totals ...........................       6,623          18,383         16,594         19,766       19,076
                                          -----------     -----------    -----------    -----------     --------
Loans, net .............................. $   209,947     $   337,241    $   341,007    $   465,309     $ 512,946
                                          ===========     ===========    ===========    ===========     =========

MATURITY OF LOANS

        The following table, which includes loans held for sale, sets forth certain information at October 31, 1995, regarding the dollar amount of loans maturing or that can be repriced in the Bank's loan portfolio. Demand loans and loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

                                                After One    After Five
                                   Within        Through       Through         After
                                  One Year     Five Years     Ten Years      Ten years       Total
                                  --------     ----------    -----------     ---------       -----
                                                         (In thousands)
Real estate loans.............. $   164,460    $    83,558   $    53,215   $    51,211   $   352,444
Consumer loans.................       9,908            533           468            24        10,933
                                -----------    -----------   -----------   -----------   -----------
    Total...................... $   174,368    $    84,091   $     53,683  $    51,235   $   363,377
                                ===========    ===========   ============  ===========   ===========

INTEREST RATE SENSITIVITY OF LOANS

        The following table sets forth the dollar amount of all loans maturing or repricing after October 31, 1996 (excluding loans held for sale) by fixed or adjustable interest rates.

                        Fixed Rate                     Adjustable Rate
                                      (In thousands)

Real estate loans.....  $   139,505                      $    48,479
Consumer loans........         --                              1,025
                        -----------                      -----------
  Total ..............  $   139,505                      $    49,504
                        ===========                      ===========

RISK ELEMENTS

NONPERFORMING ASSETS

        The following table summarizes the composition of nonperforming assets (including nonperforming loans held for sale) at the dates shown:

                                                                       At October 31,
                                                                       --------------
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
Nonaccrual loans.........................  $   5,828       $  5,102       $   4,598      $   1,694       $   5,710
Other real estate........................      7,540         17,920          10,173         14,243          12,858
                                           ---------       --------       ---------      ---------       ---------
Total nonperforming assets...............  $  13,368       $ 23,022       $  14,771      $  15,937       $  18,568
                                           =========       ========       =========      =========       =========
Nonperforming assets as a
  percentage of total assets                  .71%           1.13%          .67%            .76%           .98%

Nonperforming assets as a
  percentage of total loans, including
  loans held for sale (before net items)      3.76%          6.16%          3.52%           3.29%          3.24%

        The decrease of $9.7 million in nonperforming assets during fiscal 1995 is primarily the result of the sale of several significant properties previously classified as other real estate and sales of other real estate which, under SFAS No. 66, were not treated as sales in prior years, but qualified for sales recognition in 1995. The increase in nonperforming assets at October 31, 1994 compared to October 31, 1993 results primarily from the inclusion of $10.1 million of loans classified under SFAS No. 66 as other real estate at October 31, 1994, which arose from sales of previously designated other real estate. These loans did not meet the SFAS No. 66 accounting criteria for recognizing gains on sale or income accrual. Once these borrowers individually satisfy the accounting criteria for initial investment and payment history, as set forth in SFAS No. 66, these loans have converted or will convert to full accrual basis.

Nonaccrual Loans

        Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, interest previously accrued but not collected is reversed and charged against income during the period the related loan is placed on nonaccrual status. Interest received on nonaccrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. The gross interest income that would have been recorded in fiscal 1995 if nonaccrual loans had been current in accordance with their original terms was approximately $679,000. The actual amount of interest income on those loans that was included in net income in fiscal 1995 was approximately $284,000. The comparable amounts for fiscal 1994 were $788,000 and $262,000 respectively.

        The following table summarizes nonaccrual loans at the dates shown.

                                                                       At October 31,
                                                                       --------------
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
REAL ESTATE LOANS:
  Residential:
    Conventional.........................  $   2,221       $  1,222       $     164      $     676       $   1,276
    FHA/VA...............................        531            511             706            976             874
  Commercial.............................      3,029          3,360           3,613             --           3,487
                                           ---------       --------       ---------      ---------       ---------
                                               5,781          5,093           4,483          1,652           5,637
                                           ---------       --------       ---------      ---------       ---------
CONSUMER LOANS:
  Secured................................          4              9              83             42              73
  Unsecured..............................         43             --              32             --              --
                                           ---------       --------       ---------      ---------       ---------

                                                  47              9             115             42              73
                                           ---------       --------       ---------      ---------       ---------

Total nonaccrual loans...................  $   5,828       $  5,102       $   4,598      $   1,694       $   5,710
                                           =========       ========       =========      =========       =========

Other Real Estate

        Properties acquired through foreclosure or in settlement of loans are classified as other real estate, as are loans classified as such under SFAS No.
66. The following table summarizes other real estate at the dates shown.

                                                                       At October 31,
                                                                       --------------
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
Conventional.............................  $   1,125       $  6,656       $   4,206      $   5,256       $   4,960
Commercial...............................      6,415         11,147           5,869          8,690           7,651
FHA/VA  .................................         --            117              98            297             247
                                           ---------       --------       ---------      ---------       ---------

Total other real estate..................  $   7,540       $ 17,920       $  10,173      $  14,243       $  12,858
                                           =========       ========       =========      =========       =========

Restructured Loans

       Restructured loans totaled $590,000 and $3.0 million at October 31, 1995 and 1994, respectively. The gross interest income that would have been recorded in fiscal 1995 if restructured loans had been current in accordance with their original terms was $86,000. The actual amount of interest income on those loans that was included in net income in fiscal 1995 was $77,000. The corresponding amounts for fiscal 1994 were $370,000 and $337,000 respectively. These loans are not considered troubled debt restructurings as defined in SFAS No. 15.

Potential Problem Loans

       Potential problem loans are loans which cause management to have serious doubts as to the ability of borrowers to comply with present loan repayment terms and are not already classified as nonaccrual, or restructured. At October 31, 1995 potential problem loans totaled approximately $14.8 million. Of this amount, $13.2 million were classified as loans held for sale and have been written down to the lower of aggregate cost or fair market value.

ALLOWANCE FOR POSSIBLE LOAN LOSSES.

        An analysis of the allowance for possible loan losses is as follows:

                                                                   Years Ended October 31,
                                              1995           1994           1993            1992           1991
                                              ----           ----           ----            ----           ----
                                                                   (Dollars in thousands)
Balance at beginning of period...........  $   9,471       $  9,325       $   9,278      $   7,503       $   2,859

  Charge-offs:
    Commercial real estate (a) ..........     11,083          4,383           6,437          5,255           4,338
    Residential real estate .............        801          1,678           1,786          1,777           1,209
    Consumer.............................        174             80              28             43              68
                                           ---------       --------       ---------      ---------       ---------
                                              12,058          6,141           8,251          7,075           5,615
                                           ---------       --------       ---------      ---------       ---------
  Recoveries:
    Commercial real estate...............        849            178             161            620             131
    Residential real estate..............        172            297             136            224             308
    Consumer.............................         20             12               1              6               3
                                           ---------       --------       ---------      ---------       ---------
                                               1,041            487             298            850             442
                                           ---------       --------       ---------      ---------       ---------

  Net Charge-offs........................     11,017          5,654           7,953          6,225           5,173
                                           ---------       --------       ---------      ---------       ---------

  Provision charged to operations:
    Commercial real estate...............      3,469          4,540           6,400          6,400           7,854
    Residential real estate..............        125          1,229           1,520          1,520           1,865
    Consumer.............................         73             31              80             80              98
                                           ---------       --------       ---------      ---------       ---------
                                               3,667          5,800           8,000          8,000           9,817
                                           ---------       --------       ---------      ---------       ---------

  Balance at end of period...............  $   2,121       $  9,471       $   9,325      $   9,278       $   7,503
                                           =========       ========       =========      =========       =========

  Ratio of net charge-offs to average
    loans outstanding, including loans
      held for sale......................       2.86%         1.47%          1.72%           1.12%           .93%

(a)  $9.7 million was charged off on October 31, 1995 in connection with the reclassification of the Bank's CRE
     Loans as held for sale.

         The following table sets forth the allocation of the allowance for possible loan losses at the dates indicated:

                                                               At October 31,
                              1995                1994              1993             1992             1991
                         ---------------      -------------    --------------    -------------    -------------
                                                           (Dollars in thousands)
                        Amount     (b) %      Amount  (b) %    Amount   (b) %    Amount  (b) %    Amount   (b) %
                        ------     -----      ------  -----    ------   -----    ------   ----    ------   -----
Commercial real
  estate (a) .......... $  --         --%     $6,765   37.2%   $6,430   39.6%    $6,306   32.9%   $4,541    32.7%
Residential real estate  1,741      96.2       2,245   60.3     2,397   57.7      2,527   64.6     2,560    65.1
Consumer..............     380       3.8         461    2.5       498    2.7        445    2.5       402     2.2
                        ------     -----      ------  -----    ------   -----    ------   ----    ------   -----

Total.................  $2,121     100.0%     $9,471  100.0%   $9,325   100.0%   $9,278   100.0%  $7,503   100.0%
                        ======     =====      ======  =====    ======   =====    ======   =====   ======   =====

--------------------
(a)  The Bank's CRE Loans were classified as held for sale on October 31, 1995.
(b)  Percentage of loans in each category to total loans.

        The allowance for possible loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors, including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrowers' ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans are charged off in whole or in part when, in management's opinion, collectibility is not considered probable.

        While management uses available information to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

SOURCES OF FUNDS

GENERAL

         Deposit accounts are a principal source of South Boston's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from amortization and prepayment of loans and mortgage-backed securities, investment earnings, maturities within the investment portfolio, proceeds from sales of loans and investment securities and borrowings. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by the direction of interest rates and general economic conditions. Borrowings have been used on a short-term basis to compensate for reductions in normal sources of funds, such as, deposit inflows at less than required levels. These borrowings have also been used on a longer-term basis to support expanded lending activities. Savings institutions have access to the FRB's discount window under certain circumstances, however, this has not been a source of borrowing for South Boston. As a member of the Federal Home Loan Bank System, the Bank is able to borrow through FHLB advances.

DEPOSITS

        South Boston has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include regular savings and club accounts, NOW accounts and money market deposit accounts, as well as fixed-rate term certificates of deposit. The Bank attracts deposits through its seven full service banking offices and through active advertising in the Greater Boston area. Many of the Bank's customers take advantage of its extensive "bank by mail" program.

        Before interest credited of $54.9 million, deposits for fiscal 1995 decreased $121.0 million. The decrease resulted, in part, from competition from higher-yielding short to intermediate term investment alternatives. Specifically, rates paid by the Bank during the first half of fiscal 1995 on short term deposits did not rise as rapidly as comparable market rates. This resulted in an outflow of monies into higher yielding money market instruments. Of the $1.3 billion of deposit accounts at the Bank at October 31, 1995, $542.1 million represented certificate accounts maturing within one year and $549.9 million represented regular savings, club, money market deposit, NOW accounts and commercial checking accounts.

        The following table shows the average amount of deposits of the Bank and the average rates paid on such deposits for the fiscal years indicated:

                                     1995                              1994                              1993
                         -----------------------------    ------------------------------   ------------------------------
                         Weighted    Average     % of     Weighted    Average     % of     Weighted    Average     % of
                          Average    Amount      Total     Average    Amount      Total     Average    Amount      Total
                           Rate        In       Average     Rate        In       Average     Rate        In       Average
                           Paid     Thousands  Deposits     Paid     Thousands  Deposits     Paid     Thousands  Deposits
                         ---------  ---------  --------   --------   ---------  --------   --------   ---------  --------
Non-interest bearing:
  Regular checking.......    --%   $   15,272     1.13%      --%   $    17,478     1.23%      --%     $   16,250    1.13%

Interest Bearing:
  NOW accounts (a).......  1.74        96,666     7.14     1.79         95,029     6.67     2.38          87,289    6.06
  Regular savings and
   club accounts (a).....  2.52       358,581    26.49     2.59        431,232    30.29     3.11         429,203   29.80
  Money market deposit
   accounts (a)..........  2.79       122,874     9.08     2.42        155,743    10.94     2.70         178,813   12.42
  Term certificates......  5.37       760,175    56.16     4.59        724,142    50.87     5.02         728,689   50.59
                                   ----------   ------             -----------   ------               ----------  ------
                           4.05%   $1,353,568   100.00%    3.51%   $ 1,423,624   100.00%    3.95%     $1,440,244  100.00%
                                   ==========   ======             ===========   ======               ==========  ======

(a)  Interest rates in effect at October 31, 1995 for these accounts were consistent with the rates paid during fiscal 1995.

     The following table presents, by various interest rate categories, the amounts in certificates of deposit of the Bank at October 31, 1995 maturing during the periods reflected below:

                                              2.50-          4.01-          6.01-           8.01-
                                              4.00%          6.00%          8.00%          10.00%         Total
                                              -----          -----          -----          ------         -----
                                                                         (In thousands)
Certificate accounts maturing during
  the 12 months ended:
        October 31, 1996..............       $  7,182      $  410,561      $  123,530      $   824    $  542,097
        October 31, 1997..............              6          69,897          63,530           89       133,522
        October 31, 1998..............            141          28,594          56,316           --        85,051
        October 31, 1999..............              3          16,515           1,714           --        18,232
        Thereafter....................             --           1,151           9,476           --        10,627
                                             --------      ----------      ----------      -------    ----------

        Total.........................       $  7,332      $  526,718      $  254,566      $   913    $  789,529
                                             ========      ==========      ==========      =======    ==========

        The following table sets forth, by various interest rate categories, the amount of time certificates of deposit as of the dates indicated:

                                                                                     At October 31,
                                                                                     --------------
Interest Rate Range                                                     1995              1994             1993
-------------------                                                     ----              ----             ----
                                                                                     (In thousands)

 2.50-4.00%.......................................................   $     7,332      $   163,461       $   324,533
 4.01-6.00%.......................................................       526,718          544,866           323,615
 6.01-8.00%.......................................................       254,566           41,976            68,133
 8.01-10.00%......................................................           913            6,681            12,764
                                                                     -----------      -----------       -----------

         Total....................................................   $   789,529      $   756,984       $   729,045
                                                                     ===========      ===========       ===========

        The following table presents the maturities of South Boston's time certificates of deposit in amounts of $100,000 or more by time remaining to maturity:

Remaining Term to Maturity                        At October 31,
--------------------------                        --------------
                                             1995             1994
                                             ----             ----
                                                  (In thousands)

Three months or less....................   $ 18,860        $ 24,042
Over three through six months...........     20,487          19,870
Over six through twelve months..........     54,233          29,792
Over twelve months......................     52,917          58,542
                                           --------        --------

        Total...........................   $146,497        $132,246
                                           ========        ========

BORROWINGS AND NOTES PAYABLE

        In 1987, South Boston initiated a public mortgage-backed, medium-term note program (the "Notes") in an aggregate principal amount of $100 million. The Notes have varying terms and interest rates and are direct obligations of the Bank secured by U.S Treasury securities. As of October 31, 1995 and 1994, the aggregate principal amount of Notes outstanding was $5.7 million and $7.6 million, respectively. Refer to Note 13 of the Consolidated Financial Statements as to interest rates and maturities of outstanding Notes. The Bank intends to defease the Notes as required by the Merger Agreement.

        The Bank from time to time borrows funds with securities sold under agreements to repurchase. As of October 31, 1995 and 1994, securities sold under agreements to repurchase amounted to $92.2 million and $10.3 million, respectively. Refer to Note 14 of the Consolidated Financial Statements as to interest rates and terms of the repurchase agreements.

        The Bank is a member of the FHLB System. See "Supervision and Regulation". At October 31, 1995 and 1994, the Bank had $236.5 million and $470.0 million, respectively, of outstanding FHLB advances. Refer to Note 15 of the Consolidated Financial Statements as to interest rates and maturities of FHLB advances. The Merger Agreement requires the Bank to repay all FHLB advances, including prepayment penalties thereon, prior to the Effective Time of the Merger.

        The following table sets forth the amounts outstanding of the Company's borrowings, advances and notes payable at the dates shown:


                                                 At October 31,
                                                 --------------
                                       1995           1994             1993
                                       ----           ----             ----
                                                 (In thousands)

ESOP loan payable .................. $  2,520      $   3,276       $    4,032
Notes payable ......................    5,650          7,550           15,350
Securities sold under agreements
  to repurchase ....................   92,185         10,275             --
Federal Home Loan Bank advances ....  236,500        470,000          480,000
                                      -------      ---------       ----------

Total borrowings ................... $336,855      $ 491,101       $  499,382
                                     ========      =========       ==========

The following table summarizes certain information relative to short-term borrowings:

                                                                                 Years Ended October 31,
                                                                                 -----------------------
                                                                        1995              1994             1993
                                                                        ----              ----             ----
                                                                                 (Dollars in thousands)

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

   Outstanding at October 31......................................    $ 92,185         $ 10,275        $    --
   Maximum outstanding at any month-end...........................    $ 92,185         $ 10,463        $ 46,853
   Average balance outstanding during the year....................    $ 44,524         $  3,721        $ 46,728
   Weighted average rate during the year..........................       6.01%            4.76%           3.41%
   Weighted average rate at fiscal year end.......................       5.81%            4.95%             --%

OTHER SHORT-TERM BORROWINGS (FHLB ADVANCES):

   Outstanding at October 31......................................    $ 53,500         $ 50,000       $  28,000
   Maximum outstanding at any month-end...........................    $ 91,800         $176,299       $ 115,600
   Average balance outstanding during the year....................    $ 61,781         $171,018       $  62,162
   Weighted average rate during the year..........................       6.28%            6.07%           6.48%
   Weighted average rate at fiscal year end.......................       5.82%            5.67%           3.38%

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


THE BOSTON BANCORP AND SUBSIDIARIES

CONTENTS

                                                                           PAGE

Independent Auditors' Report for the year ended October 31, 1995 .........    55
Independent Auditors' Report for the years ended October 31, 1994 and 1993    56
Consolidated Statements of Financial Condition ...........................    57
Consolidated Statements of Operations ....................................    58
Consolidated Statements of Changes in Stockholders' Equity ...............    59
Consolidated Statements of Cash Flows ....................................    60
Notes to Consolidated Financial Statements ...............................    63

INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Boston Bancorp:


         We have audited the accompanying consolidated statement of financial condition of The Boston Bancorp and subsidiaries at October 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Boston Bancorp and subsidiaries at October 31, 1995, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.
                                                          KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 2, 1996

                          INDEPENDENT AUDITORS' REPORT

To  The Board of Directors and Stockholders of
    The Boston Bancorp
    460 West Broadway
    South Boston, MA  02127


    We have audited the accompanying consolidated statement of financial condition of The Boston Bancorp and subsidiaries at October 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Boston Bancorp and subsidiaries at October 31, 1994, the results of their operations, stockholders' equity, and cash flows for the years ended October 31, 1994 and 1993 in conformity with generally accepted accounting principles.


T.C. EDWARDS & CO., P.C.

Woburn, Massachusetts
January 2, 1996

THE BOSTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------
AT OCTOBER 31,                                                                                      1995                  1994
------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (IN THOUSANDS)
ASSETS:
Cash and due from banks..............................................................        $    15,733           $    14,884
Investment securities available for sale at fair value (Note 4)......................            404,397               557,014
Mortgage-backed securities available for sale at fair value (Note 4).................          1,041,056               989,446
Loans held for sale, net (Notes 9 and 24)............................................            138,556                18,164
Loans, net (net of allowance for possible loans losses
  of $2,121 and $9,471, respectively) (Notes 6, 7, 19 and 24)........................            209,947               337,241
Other real estate, net (Note 8)......................................................              7,540                17,920
Federal Home Loan Bank stock (Notes 5 and 15)........................................             25,675                24,978
Land, buildings and equipment, net (Note 10).........................................              9,649                 8,254
Accrued income receivable............................................................             14,531                17,015
Receivable for securities sold.......................................................             11,185                 1,335
Deferred income taxes (Note 18) .....................................................                --                 26,083
Other assets (Note 11)...............................................................              7,815                20,735
------------------------------------------------------------------------------------------------------------------------------
          Total assets...............................................................        $ 1,886,084           $ 2,033,069
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits (Notes 12 and 24)...........................................................        $ 1,339,467           $ 1,405,570
ESOP loan payable (Notes 16 and 22)..................................................              2,520                 3,276
Notes payable (Notes 13 and 24)......................................................              5,650                 7,550
Securities sold under agreements to repurchase (Notes 14 and 24).....................             92,185                10,275
Federal Home Loan Bank advances (Notes 15 and 24)....................................            236,500               470,000
Accrued interest payable.............................................................              4,244                 4,557
Mortgagors' escrow accounts..........................................................                840                   939
Deferred income taxes (Note 18)......................................................              3,192                   --
Other liabilities....................................................................              6,856                13,280
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities..........................................................          1,691,454             1,915,447
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 7, 9 and 20)....................................                --                    --
-----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1.00 par value; authorized 3,000,000 shares;
   issued -0- shares.................................................................                --                    --
Common stock, $1.00 par value; authorized 20,000,000 shares; issued and outstanding 5,218,193 and 5,142,989 shares, respectively
   (Notes 21 and 23).................................................................              5,218                 5,143
Additional paid-in capital...........................................................             28,554                23,400
Retained earnings....................................................................            139,194               118,149
Unearned compensation expense - ESOP (Notes 16 and 22)...............................             (2,520)               (3,276)
Net unrealized gain (loss) on securities available for sale (Note 4).................             24,184               (25,794)
-------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity.................................................            194,630               117,622
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity.................................        $ 1,886,084           $ 2,033,069
==============================================================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED OCTOBER 31,                                                                1995              1994             1993
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest and dividend income:
   Interest on mortgage loans (Note 6).................................           $  32,092         $  31,379        $  41,200
   Interest on other loans.............................................                 991             1,012            1,521
   Interest on mortgage-backed securities..............................              74,905            68,822           79,390
   Interest on investment securities...................................              23,154            25,921           20,995
   Dividends on equity securities......................................               8,986             9,004            9,945
   Interest on short-term investments..................................                 712               643            1,427
------------------------------------------------------------------------------------------------------------------------------
          Total interest and dividend income...........................             140,840           136,781          154,478
------------------------------------------------------------------------------------------------------------------------------
Interest expenses:
   Deposits (Note 12)..................................................              54,887            49,919           56,836
   Federal Home Loan Bank advances (Note 15)...........................              28,159            25,282           26,609
   Securities sold under agreements to repurchase (Note 14)............               2,677               177            1,600
   Notes payable (Note 13).............................................                 487               713            1,752
------------------------------------------------------------------------------------------------------------------------------
          Total interest expense.......................................              86,210            76,091           86,797
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income.......................................              54,630            60,690           67,681
Provision for possible loan losses (Note 7)............................               3,667             5,800            8,000
------------------------------------------------------------------------------------------------------------------------------
          Net interest and dividend income after provision
            for possible loan losses...................................              50,963            54,890           59,681
------------------------------------------------------------------------------------------------------------------------------
Other income (charges):
   Net realized gains on securities (Note 4)...........................              25,125             7,906           20,190
   Provision for loss on loans held for sale (Note 9)..................              (8,251)              --               --
   (Loss) gain on sale of premises and equipment.......................                 (38)              156              --
   (Loss) gain on sale of loans........................................              (1,325)              (10)             670
   Fees and service charges on loans...................................               1,734             1,508            1,248
   Other operating income..............................................               1,490             2,699            2,574
------------------------------------------------------------------------------------------------------------------------------
          Total other income...........................................              18,735            12,259           24,682
------------------------------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits (Notes 17 and 22)....................              12,452            14,978           14,568
   Professional services (Note 26).....................................               4,602             1,450              933
   Occupancy and equipment expense.....................................               2,534             2,909            2,737
   FDIC deposit insurance assessment...................................               2,233             3,295            3,288
   Provision for losses on joint venture advances (Note 11)............               1,618               982            1,307
   Provision for losses on other assets (Note 11)......................               1,115               --               --
   FHLB advance prepayment penalties (Note 15).........................               1,004               --               --
   Advertising expense.................................................                 883             1,063              810
   Net gain on sale of other real estate...............................              (1,502)              --               --
   Merger related expenses (Note 2)....................................                 419               --               --
   Net cost of other real estate.......................................                 343             1,694            1,417
   Provision for OREO valuation........................................                 --                500              --
   Other operating expenses............................................               5,491             5,170            4,796
------------------------------------------------------------------------------------------------------------------------------
          Total other expenses.........................................              31,192            32,041           29,856
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes.............................................              38,506            35,108           54,507
------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit):
   Federal.............................................................              11,496            10,254             15,446
   State  .............................................................              (1,336)              277              3,741
------------------------------------------------------------------------------------------------------------------------------
          Total income taxes (Note 18).................................              10,160            10,531             19,187
------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................           $  28,346         $  24,577        $  35,320
==============================================================================================================================
Primary earnings per common and common equivalent share................           $    5.34         $    4.51        $    5.81
==============================================================================================================================
Fully diluted earnings per common and common equivalent share..........           $    5.33         $    4.51        $    5.75
==============================================================================================================================
Average number of common shares - Primary..............................               5,304             5,445            6,079
==============================================================================================================================
Average number of common shares - Fully diluted........................               5,318            5,445              6,140
==============================================================================================================================
Dividends paid per common share........................................           $     .76         $    .76         $     .68
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NET
                                                                                                        UNREALIZED
                                                                                            UNEARNED   GAIN(LOSS) ON
                                                               ADDITIONAL                 COMPENSATION  SECURITIES      TOTAL
                                                   COMMON        PAID-IN     RETAINED       EXPENSE -    AVAILABLE  STOCKHOLDERS'
                                                    STOCK       CAPITAL      EARNINGS         ESOP       FOR SALE      EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (IN THOUSANDS)
Balance, October 31, 1992.....................     $ 6,244      $23,971      $106,752        $(4,788)   $   --      $ 132,179
   Proceeds from exercise of stock
      Options.................................          92        1,540          --             --          --          1,632
   Cost of repurchases of common stock, $1.00
      par value...............................        (653)      (2,214)      (17,909)          --          --        (20,776)
   Dividends paid to stockholders.............        --           --          (5,110)          --          --         (5,110)
   Amortization of unearned
      compensation - ESOP.....................        --           --           --               756        --            756
   Adjustment for net unrealized gain on
      securities available for sale...........        --           --           --             --         54,333       54,333
   Net income, October 31, 1993...............        --           --          35,320          --           --         35,320
-----------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1993.....................       5,683       23,297       119,053         (4,032)     54,333      198,334
   Proceeds from exercise of stock
      options.................................         115        2,022          --             --           --         2,137
   Tax benefits of stock options
      exercised...............................        --            302          --             --           --           302
   Cost of repurchases of common stock, $1.00
      par value...............................        (655)      (2,221)      (22,509)          --           --       (25,385)
   Dividends paid to stockholders.............        --           --          (2,972)          --           --        (2,972)
   Amortization of unearned
      compensation - ESOP.....................        --           --            --              756         --           756
   Adjustment for net unrealized loss on
      securities available for sale...........        --           --            --            --        (80,127)     (80,127)
   Net income, October 31, 1994...............        --           --          24,577          --           --         24,577
-----------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1994.....................       5,143       23,400      118,149          (3,276)    (25,794)     117,622
   Proceeds from exercise of stock
      options.................................         197        3,779          --             --           --         3,976
   Tax benefits of stock options
      exercised...............................        --          1,787          --             --           --         1,787
   Cost of repurchases of common stock, $1.00
      par value...............................        (122)        (412)     (3,390)            --           --        (3,924)
   Dividends paid to stockholders.............        --           --        (3,911)            --           --        (3,911)
   Amortization of unearned
      compensation - ESOP.....................        --           --           --              756          --           756
   Adjustment for net unrealized gain on
      securities available for sale...........        --           --           --             --         49,978       49,978
   Net income, October 31, 1995...............        --           --          28,346          --            --        28,346
                                                   -------      -------      --------        -------    --------    ---------
-----------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1995.....................     $ 5,218      $28,554      $139,194        $(2,520)   $ 24,184     $194,630
=============================================================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED OCTOBER 31,                                                            1995             1994              1993
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income............................................................        $ 28,346         $ 24,577          $ 35,320
   Adjustments to reconcile net income to net cash provided by operating activities
      Decrease (increase) in accrued income receivable...................           2,484             (167)            1,837
      Decrease in accrued interest payable...............................            (313)            (332)             (571)
      Amortization of loan discounts and premiums, net...................            (774)          (1,226)           (2,086)
      Amortization of investment securities available for sale discounts and
        premiums, net....................................................          (1,047)          (2,191)             (567)
      Amortization of investment securities discounts and premiums, net              --               --              (1,852)
      Amortization of mortgage-backed securities available for sale discounts and
        premiums, net....................................................           2,894            5,387             1,526
      Amortization of mortgage-backed securities discounts and premiums,
        net..............................................................             --              --               4,391
      Adjustment to carrying value of other real estate..................           1,014             --                --
      Provision for possible loan losses.................................           3,667            5,800             8,000
      Provision for OREO valuation.......................................             --               500              --
      Provision for loss on loans held for sale..........................           8,251             --                --
      Provision for losses on joint venture advances.....................           1,618              982             1,307
      Provision for losses on other assets...............................           1,115             --                --
      Net realized (gain) loss on investment securities available for sale        (29,943)          (7,443)            1,879
      Net realized gains on investment securities........................             --              --              (8,007)
      Net realized loss (gain) on mortgage-backed securities
        available for sale...............................................           4,818             (463)           (6,139)
      Net realized gains on mortgage-backed securities...................             --              --              (7,923)
      Net loss (gain) on sale of loans...................................           1,325               10              (670)
      (Increase) decrease in loans held for sale.........................             (26)         (56,717)            4,355
      Loans originated for sale..........................................         (30,915)            --                 --
      Loss (gain) on sale of other real estate...........................          (1,502)             427               --
      Increase in reserve for depreciation...............................           1,010              835               694
      (Gain) loss on sale of premises and equipment......................              38             (156)              --
      Increase in receivable for securities sold..................... ...          (9,850)          (1,335)              --
      (Increase) decrease in deferred tax asset (excluding SFAS No. 115)           (7,193)            827               (326)
      Decrease (increase) in other assets................................          10,186           (6,040)           (3,653)
      (Decrease) increase in other liabilities...........................          (4,637)             (20)            4,539
------------------------------------------------------------------------------------------------------------------------------
          Net cash flow from operating activities........................         (19,434)         (36,745)           32,054
------------------------------------------------------------------------------------------------------------------------------

                                                       (Statement continued on next page)



                       The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED OCTOBER 31,                                                            1995             1994              1993
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
INVESTING ACTIVITIES:
   Loans originated and principal collections, net.......................        $  7,221            $(21,413)        $(41,660)
   Proceeds from sale of loans...........................................           9,879                 892           10,551
   Proceeds from sale of foreclosed real estate..........................           7,448              10,546            8,835
   Purchases of mortgage-backed securities available for sale............        (241,868)           (115,435)        (113,304)
   Purchases of mortgage-backed securities...............................             --                  --          (462,039)
   Principal collections on mortgage-backed securities available for sale         155,763             279,979           98,324
   Principal collections on mortgage-backed securities...................             --                  --           198,056
   Proceeds from sales of mortgage-backed securities available for sale           102,062              10,382          161,000
   Proceeds from sales of mortgage-backed securities.....................             --                  --           211,234
   Purchases of investment securities available for sale.................        (103,671)           (199,439)         (67,423)
   Purchases of investment securities....................................             --                  --          (142,699)
   Proceeds from maturities of investment securities available for sale             7,022              21,980           14,268
   Proceeds from maturities of investment securities.....................             --                  --            87,736
   Proceeds from sales of investment securities available for sale.......         303,360              45,783           14,914
   Proceeds from sales of investment securities..........................             --                  --            89,772
   (Increase) decrease in FHLB stock.....................................            (697)                872           (5,200)
   Other real estate expenses............................................            (243)             (1,049)          (1,977)
   Purchases of premises and equipment...................................          (2,580)             (2,191)          (1,410)
   Proceeds from sale of premises and equipment..........................             137                 499              --
------------------------------------------------------------------------------------------------------------------------------
      Net cash flow from investing activities............................         243,833              31,406           58,978
------------------------------------------------------------------------------------------------------------------------------

                                              (Statement continued on next page)


The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
--------------------------------------------------------------------------------

YEARS ENDED OCTOBER 31,                                                               1995            1994              1993
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:                                                                               (IN THOUSANDS)
      (Decrease) increase in deposit accounts................................... $(66,103)        $(49,307)         $  6,568
                                                                                 --------         --------          --------
      Proceeds from Federal Home Loan Bank advances.............................  588,100          486,394           200,110
      Payments from Federal Home Loan Bank advances............................. (821,600)        (496,394)         (133,110)
      Payments of ESOP loan payable.............................................     (756)            (756)             (756)
      Net increase (decrease) in securities sold under agreements
         to repurchase..........................................................   81,910           10,275           (52,840)
      Increase (decrease) in mortgagors' escrow accounts........................      (98)             481            (1,066)
      Cash dividends paid on common stock.......................................   (3,911)          (2,972)           (5,110)
      Payments for maturing notes payable.......................................   (1,900)          (7,800)          (11,750)
      Proceeds from exercise of stock options...................................    3,976            2,137             1,632
      Payments for repurchase of common stock...................................   (3,924)         (25,385)          (20,776)
      Unearned compensation expense.............................................      756              756               756
----------------------------------------------------------------------------------------------------------------------------
                  Net cash flow from financing activities....................... (223,550)         (82,571)          (16,342)
----------------------------------------------------------------------------------------------------------------------------
Total increase (decrease) in cash and cash equivalents..........................      849          (87,910)           74,690
Cash and cash equivalents at beginning of fiscal year...........................   14,884          102,794            28,104
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of fiscal year................................. $ 15,733         $ 14,884          $102,794
============================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                                                    OCTOBER 31,
                                                                            --------------------------------------------------
                                                                                     1995              1994               1993
                                                                            --------------------------------------------------
                                                                                                    (IN THOUSANDS)
NON-CASH TRANSACTIONS:
Transfer of other real estate to loans (loans reinstated)...................     $  6,761         $  1,414        $    1,302
Transfer of loans to other real estate......................................        3,101            9,055             4,090
Conversion of real estate loans to FHLMC and FNMA mortgage-backed
      certificates..........................................................       11,937           99,273            81,402
Net transfers of loans to loans held for sale...............................      133,417              --             65,307
Tax benefit of stock options exercised......................................        1,787              302               --
SFAS NO. 115:
      Transfer of investment and mortgage-backed securities to available for
          sale    ..........................................................          --               --          1,644,403
      (Decrease) increase in stockholders' equity...........................       49,978          (80,127)           54,333
      Decrease (increase) in investment securities..........................      (23,104)          59,369           (72,217)
      Decrease (increase) in mortgage-backed securities.....................      (63,342)          76,286           (15,315)
      Increase in deferred tax liability....................................       36,468              --             33,199
      Increase in deferred tax asset........................................           --          (55,528)              --

CASH TRANSACTIONS:
Interest on deposits........................................................       54,410           50,041            57,205
Interest on borrowings......................................................       31,594           25,538            28,212
Interest on notes payable...................................................          519              844             1,952
State taxes, net  ..........................................................          966              560             4,434
Federal taxes     ..........................................................       10,430           11,293            16,800
                                                                                 --------         --------        ----------

                       The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The Boston Bancorp ("Bancorp") was formed in October 1984 and effective March 1985 acquired all of the outstanding shares of South Boston Savings Bank ("Bank") in exchange for Bancorp common stock and, thereby, became the holding company for the Bank.

      The accounting and reporting policies of Bancorp and its subsidiaries conform with generally accepted accounting principles and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

      The following is a summary of the more significant accounting policies.

BASIS OF PRESENTATION:
      The consolidated financial statements include the accounts of Bancorp and its subsidiaries: Boston Bancorp Securities, Inc., the Bank and the Bank's subsidiaries: SoBo, Inc., Bigelow Development Corp., and South Boston Securities Corp. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

RECLASSIFICATION:
      Certain amounts in prior years have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS:
      For purposes of the consolidated statements of cash flows, cash and due from banks and federal funds sold are considered to be cash equivalents.

INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
      In fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 --"Accounting for Certain Investments in Debt and Equity Securities," which requires the reporting of certain securities at fair value, except for those securities which Bancorp has positive intent and ability to hold to maturity. As a result, the entire portfolio of investment securities and mortgage-backed securities has been designated as available for sale. These securities are carried at fair value and a separate component in the stockholders' equity section of the consolidated statements of financial condition reflects the amount of the net unrealized gain or loss on securities available for sale, net of taxes. Gains and losses on disposition of investment and mortgage-backed securities available for sale are computed by the specific identification method. Accretion and amortization on debt securities are recognized as adjustments to interest income and are computed using various methods, none of which differs materially from the interest method.

      Fair values for investment and mortgage-backed securities are based on quoted market prices or dealer quotes. If quoted market prices or dealer quotes are not available, market value is estimated using quoted market prices for similar securities.

      Pursuant to the Agreement and Plan of Reorganization between Bank of Boston Corporation and Bancorp (the "Merger Agreement") (See Note 2), Bancorp is required to sell its entire equity portfolio and a significant portion of its debt and mortgage-backed securities portfolio prior to the Merger.

LOANS:
      Real estate and non-real estate loans are stated at amortized cost net of deferred gains on sales of real estate, deferred income on loans financing sales of real estate, discounts on purchased mortgage loans, deferred loan fees, unadvanced portions of loans, and allowance for possible loan losses. Interest income on all loans is credited to income as earned, except as noted on nonaccrual loans.

      Loans held for investment purposes may, in certain circumstances, be reclassified as held for sale. Designation by management of loans held for investment or held for sale is based upon a variety of factors such as current interest rates, liquidity needs, asset/liability management, asset impairment, and various other factors.

LOAN ORIGINATION FEES AND COSTS:
      Loan origination fees and certain direct origination costs are netted, and the remaining amounts are capitalized and recognized as an adjustment of the yield on the related loan. The Bank amortizes these amounts over the contractual life of the related loans, using the level yield method. When loans are sold or paid off, the unamortized fees and costs are recorded to income or expense.

ALLOWANCE FOR POSSIBLE LOAN LOSSES:
      The allowance for possible loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of various factors; including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans are charged off in whole or in part when, in management's opinion, collectibility is not considered probable.

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

NONACCRUAL LOANS:
      Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, interest previously accrued but not collected is reversed and charged against income during the period the related loan is placed on nonaccrual status. Interest received on nonaccrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Nonaccrual loans are not returned to full accrual status until the loans have performed for a reasonable period of time and concern no longer exists as to the collectibility of principal and interest.

OTHER REAL ESTATE:
      Other real estate is composed of properties acquired through foreclosure or in settlement of loans, as well as loans classified as other real estate under SFAS No. 66. Loans classified as other real estate under SFAS No. 66 are a result of sales of other real estate which are financed by the Bank for which the accounting criteria for recognition of a sale have not been satisfied. Income received and gains on sales of other real estate that do not meet these accounting criteria are deferred and accounted for under the cost recovery method.

      Other real estate is recorded at the lower of the carrying value of the loan or the fair value of the property. Losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to fair value less estimated selling costs are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized.

      Pursuant to the Plan of Reorganization all other real estate will be disposed of prior to closing.

LOANS HELD FOR SALE:
      Loans held for sale are carried at the lower of aggregate cost or market value, based upon commitments from investors to purchase such loans or upon prevailing market conditions. Deferred origination fees collected, net of commitment fees paid, are included in the lower of cost or market determination and are adjustments to gains or losses on sales of loans.

      Pursuant to the Merger Agreement, the Bank's entire portfolio of commercial and multifamily real estate loans has been classified as held for sale. All loans held for sale are required to be sold prior to the closing. A corresponding provision for losses on loans held for sale in the amount of $8,251,000 was recorded as of October 31, 1995. The portion of the allowance for possible loan losses attributable to these loans was charged off as of October 31, 1995, reducing the allowance for possible loan losses by $9,700,000.

LAND, BUILDINGS, AND EQUIPMENT:
      Land is stated at original cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally under the straight-line method based on estimated useful lives of 25 and 40 years for buildings and 3 to 20 years for equipment. Maintenance and repair costs are included in operating expenses while major expenditures for improvements are capitalized and depreciated.

INVESTMENTS IN REAL ESTATE JOINT VENTURES:
      Investments in real estate joint ventures were previously carried at the lower of cost or estimated net realizable value. Net realizable value was reviewed periodically and, when necessary, provisions for potential losses were charged to provision for losses on joint venture advances.

      Pursuant to the Merger Agreement, Bancorp is required to dispose of its investments in real estate joint ventures prior to the closing. Consequently, these assets have been written down to estimated market value.

INCOME TAXES:
      Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

PENSION PLAN:
      The Bank accounts for pension benefits on the net periodic pension cost method for financial reporting purposes. This method recognizes the compensation cost of an employee's pension benefit over that employee's approximate service period. Pension costs are funded in the year of accrual using the aggregate cost method.

EARNINGS PER SHARE:
      Earnings per share calculations are based on the weighted average number of shares outstanding during each year, including the effect of common stock equivalents.

(2)  MERGER AGREEMENT
      On October 10, 1995, Bancorp and Bank of Boston Corporation ("Bank of Boston"), a corporation organized and existing under the laws of the Commonwealth of Massachusetts, entered into the Merger Agreement, pursuant to which a wholly-owned subsidiary of Bank of Boston will merge with and into Bancorp (the "Merger").

      The Merger is intended to constitute a tax-free reorganization and to be accounted for as a purchase. It is anticipated that the Merger will be consummated in June 1996, and is subject to the approval of the common shareholders of Bancorp, the receipt of various regulatory approvals and the satisfaction (or, where permissible, waiver) of certain other closing conditions.

      As a result of the Merger, each share of the common stock of Bancorp outstanding immediately prior to the effective time of the Merger (except shares held directly or indirectly by Bancorp or Bank of Boston, other than in a fiduciary capacity or in respect of debts previously contracted, shares held as treasury stock by Bancorp and shares held by dissenting stockholders who have perfected their rights of appraisal), will be converted into the right to receive shares of common stock of Bank of Boston. The amount of consideration to be received by Bancorp stockholders in the Merger cannot be determined at this time because it will be based in large part on Bancorp's Adjusted Net Worth at the month-end preceding the closing. On October 11, 1995, in its news release announcing the transaction, Bancorp estimated that, assuming Bancorp's assets (including its $1.6 billion investment portfolio) retained their then current value and assuming the Merger occurs in June 1996, the per share consideration to be received by Bancorp stockholders might range from $39.50 to $42.50 in Bank of Boston common stock. This estimate is now outdated because of changes occurring subsequent to October 11, 1995. An updated estimate will be contained in the proxy statement for Bancorp's 1996 Annual Meeting, at which the Merger will be voted upon.

(3)  CHANGES IN ACCOUNTING PRINCIPLES
      In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended in October 1994 by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosure." These Statements are effective November 1, 1995. The Statements apply to all creditors and all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and leases and debt securities as defined in SFAS No. 115. The Statements apply to restructured loans that are not performing in accordance with the terms of the restructuring. The statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate or based on collateral for collateral dependent loans. The Company adopted these statements on November 1, 1995 and implementation of the statements did not have a material effect on the Company's financial condition or results of operations.

      SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for determining impairment of long-lived assets and certain intangibles. Bancorp does not intend to adopt the Statement before it is required to do so and it is not anticipated to have a material effect on the financial condition or results of operations of Bancorp.

      SFAS No. 122 - "Accounting for Mortgage Servicing Rights," is also effective for fiscal years beginning after December 15, 1995. SFAS No. 122 amends SFAS No. 65 and will require that a mortgage banking enterprise that acquires mortgage servicing rights either through purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the servicing rights and the loans based on relative fair values. The Statement also requires the assessment of capitalized servicing rights for impairment based on fair value of the rights. Bancorp intends to implement this Statement in fiscal 1996 but does not expect implementation to have a material effect on Bancorp's financial condition or results of operations.

      SFAS No. 123, "Accounting for Stock-based Compensation," was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement establishes accounting and reporting standards for stock-based employee compensation plans. Bancorp will elect, as provided in the Statement, to continue following the accounting treatment prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." As such, implementation will not have a material effect on Bancorp's consolidated financial condition or results of operations. Bancorp will be required to include proforma accounting disclosures of net income measured by the fair value method defined in the Statement for options granted beginning with the fiscal year starting November 1, 1996.

(4)   INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
      The amortized cost and fair value of investment securities available for sale at October 31, follows:

------------------------------------------------------------------------------
                                         1995
------------------------------------------------------------------------------
                                                                         NET
                                    GROSS         GROSS               UNREALIZED
                     AMORTIZED    UNREALIZED    UNREALIZED     FAIR     GAINS
                       COST         GAINS         LOSSES      VALUE    (LOSSES)
------------------------------------------------------------------------------
                                     (IN THOUSANDS)
Debt Securities:
  U.S. government
    obligations....  $241,466       $10,929       $(144)    $252,251   $10,785
  Other bonds and
    obligations*...    47,541           863        (435)      47,969       428
------------------------------------------------------------------------------
  Total debt
    securities        289,007        11,792        (579)     300,220    11,213
------------------------------------------------------------------------------
Equity Securities:
  FHLMC voting common.    543         6,382         --         6,925     6,382
  Other preferred and
  corporate stocks.    78,673        20,592      (2,013)      97,252    18,579
------------------------------------------------------------------------------
  Total equity
    securities ....    79,216        26,974      (2,013)     104,177    24,961
------------------------------------------------------------------------------
  Totals...........  $368,223       $38,766     $(2,592)    $404,397   $36,174
==============================================================================


------------------------------------------------------------------------------
                                         1994
------------------------------------------------------------------------------
                                                                         NET
                                     GROSS       GROSS                UNREALIZED
                    AMORTIZED    UNREALIZED   UNREALIZED     FAIR       GAINS
                       COST          GAINS       LOSSES      VALUE     (LOSSES)
------------------------------------------------------------------------------
                                    (IN THOUSANDS)
Debt Securities:
  U.S. government
   obligations ....  $357,416        $2,922    $(16,635)    $343,703  $(13,713)
  Other bonds and
   obligations* ...    52,528           479      (2,187)      50,820    (1,708)
------------------------------------------------------------------------------
   Total debt
    securities        409,944         3,401     (18,822)     394,523   (15,421)
------------------------------------------------------------------------------
Equity Securities:
  FHLMC voting common   1,799        12,916         --        14,715    12,916
  Other preferred and
   corporate stocks   132,423        20,174      (4,821)     147,776    15,353
------------------------------------------------------------------------------
   Total equity
    securities        134,222        33,090      (4,821)     162,491    28,269
------------------------------------------------------------------------------
   Totals .........  $544,166       $36,491    $(23,643)    $557,014   $12,848
==============================================================================

* Includes below investment grade corporate debt securities carried at a fair value of $2,882,000 and $3,871,000 at October 31, 1995 and 1994,
   respectively.


      The amortized cost and fair value of debt securities available for sale at October 31, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.


                         ------------------------------------------------------
                                   1995                            1994
                         ------------------------------------------------------
                          AMORTIZED    FAIR             AMORTIZED      FAIR
                            COST       VALUE               COST        VALUE
------------------------------------------------------------------------------
                                           (IN THOUSANDS)
Due in one year or less  $   9,045   $  9,066            $  7,486    $  7,489
Due after one year
  through five years ..    103,330    106,844              86,623      87,717
Due after five years
  through ten years ...    174,469    182,142             314,400     297,826
Due after ten years ...      2,163      2,168               1,435       1,491
------------------------------------------------------------------------------
  Totals...............  $ 289,007   $300,220            $409,944    $394,523
==============================================================================

      Proceeds from sales of debt securities available for sale during the fiscal years ended October 31, 1995, 1994 and 1993, were $190,963,000, $7,495,000, and $5,175,000, respectively. Gross gains of $1,076,000, $93,000 and
$39,000, and gross losses of $7,753,000, $-0- and $2,042,000, respectively, were realized on those sales. Proceeds from sales of equity securities available for sale during the fiscal years ended October 31, 1995, 1994, and 1993, were $112,397,000, and $39,160,000 and $9,739,000, respectively. Gross gains of
$38,087,000, $9,288,000 and $1,052,000 and gross losses of $1,467,000,
$1,938,000 and $928,000, respectively, were realized on those sales.

      Proceeds from sales of debt securities during the fiscal year ended October 31, 1993, were $63,270,000. Gross gains of $3,111,000 and gross losses of $29,000 were realized on those sales. Proceeds from sales of marketable equity securities during the fiscal year ended October 31, 1993 were $26,502,000. Gross gains of $6,119,000 and gross losses of $1,194,000 were realized on those sales.

      The amortized cost and fair value of mortgage-backed securities available for sale at October 31, follows:

------------------------------------------------------------------------------
                                         1995
------------------------------------------------------------------------------
                                                                         NET
                                    GROSS         GROSS               UNREALIZED
                     AMORTIZED    UNREALIZED    UNREALIZED     FAIR     GAINS
                       COST         GAINS         LOSSES      VALUE    (LOSSES)
------------------------------------------------------------------------------
                                     (IN THOUSANDS)
GNMA mortgage-backed
  securities...... $  185,163        $  867    $(2,130)   $  183,900  $(1,263)
FHLMC participation
  certificates ...    289,079         3,751     (1,187)      291,643    2,564
FNMA pass-through
  certificates ...    538,428         3,936     (2,867)      539,497    1,069
Other mortgage-backed
  securities .....     26,237            13       (234)       26,016     (221)
------------------------------------------------------------------------------
  Totals.......... $1,038,907        $8,567    $(6,418)   $1,041,056  $ 2,149

------------------------------------------------------------------------------
                                        1994
------------------------------------------------------------------------------
                                                                         NET
                                    GROSS         GROSS               UNREALIZED
                     AMORTIZED    UNREALIZED    UNREALIZED     FAIR     GAINS
                       COST         GAINS         LOSSES      VALUE    (LOSSES)
------------------------------------------------------------------------------
                                     (IN THOUSANDS)
GNMA mortgage-backed
  securities...... $  206,674        $  459   $(14,437)     $192,696 $(13,978)
FHLMC participation
  certificates ...    165,268           273     (8,417)      157,124   (8,144)
FNMA pass-through
  certificates ...    642,427           315    (39,164)      603,578  (38,849)
Other mortgage-backed
  securities .....     36,048           --         --         36,048      --
------------------------------------------------------------------------------
  Totals.......... $1,050,417        $1,047   $(62,018)     $989,446 $(60,971)
==============================================================================

      The amortized cost and fair value of mortgage-backed securities available for sale at October 31, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because mortgages backing individual securities may have the right to prepay with or without prepayment penalties.

                         ------------------------------------------------------
                                   1995                            1994
                         ------------------------------------------------------
                          AMORTIZED    FAIR             AMORTIZED      FAIR
                            COST       VALUE               COST        VALUE
------------------------------------------------------------------------------
                                    (IN THOUSANDS)

Due in one year or less $      --   $     --            $       80   $      86
Due after one year
  through five years        60,558      62,190              22,049      21,834
Due after five years
  through ten years..       49,296      49,722              39,230      36,828
Due after ten years..      929,053     929,144             989,058     930,698
------------------------------------------------------------------------------
  Totals.............   $1,038,907  $1,041,056          $1,050,417   $ 989,446
==============================================================================

      The amortized cost and fair value of investment and mortgage-backed securities pledged as collateral for various purposes at October 31, 1995, were $407,255,000 and $410,801,000, respectively, at October 31, 1994, were
$85,009,000 and $80,692,000, respectively and at October 31, 1993, were $78,059,000 and $91,133,000, respectively. (See notes 13, 14, 15 and 16).

      Proceeds from sales of mortgage-backed securities available for sale during the fiscal years ended October 31, 1995, 1994 and 1993 were $102,062,000, $10,382,000 and $161,000,000, respectively. Gross gains of $-0-, $463,000 and
$6,177,000 and gross losses of $4,818,000, $-0- and $38,000, respectively, were realized on those sales.

         Proceeds from sale of investments in mortgage-backed securities during the fiscal year 1993 were $211,234,000. Gross gains of $7,923,000 and gross losses of $-0- were realized on these sales.

(5)   FEDERAL HOME LOAN BANK STOCK
      As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in FHLB stock in the amount of 1% of its outstanding home loans or 5% of its outstanding FHLB advances, whichever is higher. The stock is redeemable at face value and therefore carried at face value.

(6)   LOANS
      The following schedule summarizes the composition of the loan portfolio, excluding loans held for sale:

----------------------------------------------------------
                                           AT OCTOBER 31
----------------------------------------------------------
                                         1995         1994
----------------------------------------------------------
                                           (IN THOUSANDS)
REAL ESTATE LOANS:
   Residential:
      Conventional.................. $172,833     $170,987
      FHA and VA....................   34,108       40,368
      Multi family..................       --       75,398
   Commercial.......................       --       54,976
   Construction loans:
      Residential:..................      709        1,724
      Commercial....................       --        1,720
   Second mortgages.................      248          735
   Home improvement.................      454          718
----------------------------------------------------------
        Total real estate loans.....  208,352      346,626
----------------------------------------------------------
CONSUMER LOANS:
   Passbook.........................    5,019        5,615
   Collateral.......................      768          756
   Personal.........................      476          667
   Education (guaranteed)...........    1,955        1,960
----------------------------------------------------------
        Total consumer loans........    8,218        8,998
----------------------------------------------------------
Total loans receivable (before net
 items)                               216,570      355,624
----------------------------------------------------------
Deduct:
   Deferred gains on sales of real
    estate                                --           879
   Deferred income on loans financing
      sales of real estate..........      124        1,385
   Deferred loan fees...............      255          558
   Unearned discount on loans.......    3,986        4,760
   Unadvanced portion of loans......      137        1,330
   Allowance for possible loan losses   2,121        9,471
----------------------------------------------------------
      Totals........................    6,623       18,383
----------------------------------------------------------
Loans, net.......................... $209,947     $337,241
==========================================================

      Included in total real estate loans (before net items) are $108,949,000 of fixed rate loans and $99,403,000 of adjustable rate loans at October 31, 1995.

      At October 31, 1995, 1994 and 1993, the Bank provided loan servicing for others; loans serviced balances were approximately $241,545,000, $258,179,000 and $226,169,000, respectively.

MATURITY OF LOAN PORTFOLIO:
      The following table, which includes loans held for sale, sets forth certain information at October 31, 1995, regarding the dollar amount of loans which are maturing or which can be repriced in the Bank's portfolio. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

-------------------------------------------------------------------------------
                                  AFTER ONE     AFTER FIVE
                      ONE YEAR     THROUGH       THROUGH      AFTER
                      OR LESS    FIVE YEARS     TEN YEARS    TEN YEARS   TOTAL
-------------------------------------------------------------------------------
                                  (IN THOUSANDS)
Residential and
 commercial real
 estate loans .....  $164,460     $ 83,558      $ 53,215     $ 51,211   $352,444
Consumer loans.....     9 908          533           468           24     10,933
-------------------------------------------------------------------------------
          Totals...  $174,368     $ 84,091      $ 53,683     $ 51,235   $363,377
-------------------------------------------------------------------------------

      The following table sets forth the dollar amount of all loans maturing after October 31, 1996, by fixed or adjustable interest rates:

-------------------------------------------------------------------------------
                                                       FIXED       ADJUSTABLE
                                                        RATE          RATE
-------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
Residential and commercial real estate loans          $139,505      $48,479
Consumer loans..............................              --          1,025
-------------------------------------------------------------------------------
         Totals.............................          $139,505      $49,504
===============================================================================

NONACCRUAL LOANS:
Nonaccrual loans at October 31, 1995, 1994, and 1993, amounted to $5,828,000, $5,102,000, and $4,598,000, respectively. The reduction in interest income for the fiscal years ended October 31, 1995, 1994, and 1993, associated with nonaccrual loans held at the end of each fiscal year, is as follows:

-------------------------------------------------------------------------------
                                             1995         1994        1993
-------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
Income in accordance with
original terms......................         $ 679      $ 788    $ 458
Income recognized...................           284        262      160
-------------------------------------------------------------------------------
Foregone income.....................         $ 395      $ 526    $ 298
===============================================================================

Weighted average contractual interest rates on nonaccrual loans at October 31, 1995, 1994 and 1993 are 9.97%, 8.37%, and 9.31%, respectively.

RESTRUCTURED LOANS:
Restructured loans at October 31, 1995, 1994, and 1993, amounted to $590,000, $2,998,000, and $7,665,000, respectively. There are no commitments to lend additional funds to borrowers whose loans have been modified. The effect on interest income for the fiscal years ended October 31, 1995, 1994, and 1993, associated with restructured loans held at the end of each year is as follows:

-------------------------------------------------------------------------------
                                                 1995       1994     1993
-------------------------------------------------------------------------------
                                                       (IN THOUSANDS)
-------------------------------------------------------------------------------
Income in accordance with
 original terms.........................        $   86    $   370  $ 1,369
Income recognized.......................            77        337    1,147
-------------------------------------------------------------------------------
Foregone income.........................        $    9    $    33  $   222
===============================================================================

(7) ALLOWANCE FOR POSSIBLE LOAN LOSSES
An analysis of the allowance for possible loan losses is as follows:

-------------------------------------------------------------------------------
                                              OCTOBER 31,
-------------------------------------------------------------------------------
                                         1995          1994              1993
-------------------------------------------------------------------------------
                                            (IN THOUSANDS)
Balance at beginning of period ......  $  9,471       $  9,325         $  9,278
-------------------------------------------------------------------------------
Add:
      Provision charged to:
        Commercial real estate ......     3,469         4,540             6,400
        Residential real estate .....       125         1,229             1,520
        Consumer.....................        73             31               80
-------------------------------------------------------------------------------
                                          3,667          5,800            8,000
-------------------------------------------------------------------------------
      Recoveries of loans previously charged off:
        Commercial real estate ......       849            178              161
        Residential real estate .....       172            297              136
        Consumer.....................        20             12                1
-------------------------------------------------------------------------------
                                          1,041            487              298
-------------------------------------------------------------------------------
Less:
      Loans charged off or Adjusted to
       fair value:
        Commercial real estate ......    11,083          4,383            6,437
        Residential real estate .....       801          1,678            1,786
        Consumer.....................       174             80               28
-------------------------------------------------------------------------------
                                         12,058          6,141            8,251
-------------------------------------------------------------------------------
Balance at end of period.............  $  2,121       $  9,471         $  9,325
===============================================================================

         The total reserve for loan losses for federal income tax purposes is approximately $38,563,000 at October 31, 1995. The amount of unprovided deferred taxes related to the tax reserves at December 31, 1995 was approximately $15,400,000. When a savings bank merges into a commercial bank and in certain other circumstances, it must recapture its excess tax bad debt deductions. The Merger will cause a recapture of South Boston's excess tax bad debt deductions. Bancorp estimates that its stockholders' equity will be reduced by $15.4 million, and that the aggregate value to be received by its stockholders in the Merger will be reduced by $11.0 million, as a result of such recapture. Legislation was recently passed by Congress that would provide special rules regarding the recapture of excess tax bad debt deductions, which might have relieved Bancorp of the need to recapture substantially all of South Boston's excess tax bad debt deductions. President Clinton vetoed this legislation. While it is possible that other legislation containing similar provisions could be enacted, Bancorp cannot predict whether this will occur prior to the Merger.

(8)      OTHER REAL ESTATE
         The following schedule summarizes other real estate at the dates shown:
-------------------------------------------------------------------------------
                                               October 31,
-------------------------------------------------------------------------------
                             1995       1994       1993       1992       1991
-------------------------------------------------------------------------------
                                    (IN THOUSANDS)
   Conventional......       $ 1,125   $  6,656   $  4,206   $  5,256   $  4,960
   Commercial........         6,415     11,147      5,869      8,690      7,651
   FHA/VA............           --         117         98        297        247
-------------------------------------------------------------------------------
   Total other real estate  $ 7,540   $ 17,920   $ 10,173   $ 14,243   $ 12,858
===============================================================================

(9)   LOANS HELD FOR SALE
      As of October 31, 1995 and 1994, management has identified certain loans which, depending on market conditions and other factors, may be offered for sale in the secondary market or converted to mortgage-backed securities which the Bank may then hold as mortgage-backed securities available for sale.

   Pursuant to the Merger Agreement, the Bank's entire commercial and multifamily portfolio of loans has been classified as held for sale as of October 31, 1995. The valuation of loan portfolios is an imprecise matter. The actual value that Bancorp will realize from the disposition of its commercial and multi-family real estate loan portfolio will be affected by a number of factors, including prevailing interest rates, the characteristics of the loans (including repayment histories, loan-to-value ratios and documentation) and a buyer's subjective evaluation of those credit characteristics. The Company's management has attempted to take these factors into account in developing the estimated value of the portfolio and has considered all material market factors affecting value which were available to it. Management relied primarily on a valuation methodology which derived estimated present values of the future cash flows that a buyer of the loans might expect to receive based on an evaluation of the borrower's credit characteristics, leverage measured by actual debt service coverage, market level debt service coverage, loan-to-appraised-value, and loan-to-estimated-property-value, and the quality of the loan documents relating to each mortgage. There can, of course, be no assurance that Bancorp will receive an amount for the portfolio consistent with the estimated value.

   The cost and estimated market value of these loans which are shown at the lower of cost or market in the consolidated statements of financial condition, as of October 31, follow:

-------------------------------------------------------------------------------
                                        1995                   1994
-------------------------------------------------------------------------------
                                   Cost       Market      Cost       Market
-------------------------------------------------------------------------------
                                                (IN THOUSANDS)
Residential mortgages.......     $ 23,517    $ 23,841    $ 7,060    $  6,854
Commercial mortgages........      120,582     112,000      8,687       8,854
Education (guaranteed)......        2,708       2,715      2,443       2,456
-------------------------------------------------------------------------------
Loans held for sale, net....     $146,807    $138,556    $18,190    $ 18,164
===============================================================================

(10)LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consisted of the following:

-------------------------------------------------------------------------------
                                                  AT OCTOBER 31
-------------------------------------------------------------------------------
                                             1995               1994
-------------------------------------------------------------------------------
                                                 (IN THOUSANDS)
Land..................................      $ 3,069            $  1,749
Buildings.............................        5,873               2,425
Furniture and equipment...............        3,023               4,190
Assets under capital lease............          --                2,525
Land improvements.....................          107                 115
Lease improvements....................          138                 969
Construction suspense.................          --                   10
-------------------------------------------------------------------------------
                                             12,210              11,983
Accumulated depreciation..............       (2,561)             (3,729)
-------------------------------------------------------------------------------
    Land, buildings and equipment, net      $ 9,649            $  8,254
===============================================================================

      During October 1987, the Bank sold four bank buildings with a net book value of $2,957,000 to a limited partnership, whose limited partners at October 31, 1994 included 33 officers and employees of the Bank, at a gain of $2,843,000. As the sale agreement contained a leaseback provision, the gain had been deferred and was being reflected as a reduction of occupancy expense over a 30 year period. As of October 31, 1994 and 1993, the balance of this deferred gain was $2,180,000 and $2,275,000, respectively.

      On July 20, 1995, the Bank reacquired the four buildings previously sold under the sale and leaseback arrangement. The Bank also purchased a branch facility, land related to another branch and a record retention facility from the limited partnership.

      The reacquired assets were recorded at a value equal to what the hypothetical book value would have been if the sales and leasebacks had never occurred. The three additional properties were recorded at the lower of cost or fair market value. To record the purchase of these properties it was necessary to reduce the carrying value of these properties by $412,000. This adjustment was included as other operating expenses.

      In connection with the repurchase of the assets from the limited partnership, 29 officers and employees of the Bank, who were also limited partners, were paid approximately $933,000 for their release of all claims and rights related to the limited partnership.

(11)  OTHER ASSETS
      The Bigelow School Partnership, a partnership in which the Bank had an equity interest, was dissolved during the fiscal year ended October 31, 1994. Its primary asset, a multi-unit residential condominium property in South Boston, was classified as real estate owned, and was sold in October 1995 at a $20,000 loss. During the fiscal year ended October 31, 1994, the Bank charged off $626,000 relating to this property.

      The Bank has equity interests in two partnerships, the Harbor Point Apartments Company Limited Partnership ("Harbor Point") and the Parmelee Court Limited Partnership ("Parmelee Court"), each of which provides residential housing in the City of Boston.

      The Bank is obligated, under a non-interest bearing note payable, to provide $120,000 in capital contributions to Parmelee Court which is included in other liabilities.

      Pursuant to the Merger Agreement, Bancorp is required to dispose of its interests in Harbor Point and Parmelee Court. Consequently, their respective carrying values have been reduced to $460,000 and $0. Harbor Point was sold on November 3, 1995 for $460,000.

      The Bank has recorded provisions for losses on joint venture advances on Harbor Point of $1,210,000 in 1995, $550,000 in 1994, and $422,000 in 1993 and
provisions on Parmelee Court of $408,000 in 1995 and $152,000 in 1994 and provisions on Bigelow School of $280,000 in 1994 and $885,000 in 1993.

      Pursuant to the Merger Agreement, the Bank recorded a provision for loss on sale of other assets of $1,115,000 related to the Bank's investment in the Massachusetts Thrift Fund for Economic Development.

(12)  DEPOSITS
      The composition of deposit balances is summarized as follows:

-------------------------------------------------------------------------------
                                      AT OCTOBER 31,
-------------------------------------------------------------------------------
                                1995                1994
-------------------------------------------------------------------------------
                                      WEIGHTED                 WEIGHTED
                                       AVERAGE                  AVERAGE
                                      INTEREST                 INTEREST
                            AMOUNT      RATE          AMOUNT      RATE
-------------------------------------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
Non-interest bearing:
   Demand deposit
     accounts.......... $   15,723     --          $   16,283       --
Interest bearing:
   NOW accounts.....        95,542     1.75%           97,314      1.75%
   Regular savings and
    club accounts......    326,763     2.54           396,355      2.53
   Money market deposit
      accounts.........    111,910     2.95           138,634      2.50
   Term deposit
    certificates ......    789,529     5.80           756,984      4.74
                        ----------                 ----------
   Total Deposits...... $1,339,467     4.41%       $1,405,570      3.63%
                        ==========                 ==========

      The following table presents time certificates of deposit at October 31, 1995 by fiscal year of maturity:

-------------------------------------------------------------------------------
                FISCAL                                 WEIGHTED
                YEAR OF                                 AVERAGE
               MATURITY         AMOUNT                   RATE
-------------------------------------------------------------------------------
                            (IN THOUSANDS)
                 1996        $ 542,097                  5.50%
                 1997          133,522                  6.61
                 1998           85,051                  6.28
                 1999           18,232                  6.02
                 2000           10,627                  6.83
                             ---------
                             $ 789,529                  5.80%
                             =========

      The following table presents the time certificates of deposit in amounts of $100,000 or more, at the dates indicated, by time remaining to maturity:

-------------------------------------------------------------------------------
                                          AT OCTOBER 31,
-------------------------------------------------------------------------------
                    MATURING                    1995              1994
-------------------------------------------------------------------------------
                                          (IN THOUSANDS)
Three months or less......................   $  18,860      $  24,042
Over three through six months.............      20,487         19,870
Over six through twelve months............      54,233         29,792
Over twelve months........................      52,917         58,542
-------------------------------------------------------------------------------
      Totals..............................   $ 146,497      $ 132,246
===============================================================================

(13)  NOTES PAYABLE
      As of September 22, 1986, the Bank, through Merrill Lynch Capital Markets, initiated and began selling $100,000,000 of Mortgage-Backed Medium-Term Notes, Series A. At October 31, 1995, the outstanding notes are secured by U.S. Treasury Notes. The amortized cost (including accrued interest) and fair values of the pledged collateral at October 31, 1995, were $10,342,000 and $10,419,000, respectively, and at October 31, 1994, were $49,263,000 and $45,790,000, respectively. As part of the collateralization requirement, the securities that are pledged have their respective fair market value adjusted by a factor based on the security and its maturity and rate. The Bank is required to pledge eligible collateral having an adjusted market value at least equal to the principal amount of the outstanding Series A notes plus accrued interest, thereon. The notes carry a rating of AAA from both Moody's Investors Service, Inc. and Standard & Poor's Corporation.

      As a precondition to the Merger, sufficient funds are required to be placed in trust to defease the medium term notes in accordance with the scheduled payments and maturities.

      The following schedule summarizes the composition of notes payable:

-------------------------------------------------------------------------------
                 FISCAL                           AT OCTOBER 31
                 YEAR OF     INTEREST RATE      ----------------
                MATURITY         RANGE          1995        1994
-------------------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS)
                  1995      8.15 - 8.25%    $   --       $ 1,900
                  1996      8.20 - 8.20         100          100
                  1997      8.20 - 8.45       5,550        5,550
-------------------------------------------------------------------------------
Total notes payable                         $ 5,650      $ 7,550
===============================================================================

(14)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

-------------------------------------------------------------------------------
                                                      AT OCTOBER 31,
-------------------------------------------------------------------------------
                                                   1995            1994
-------------------------------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)

Outstanding at October 31 ..............         $ 92,185        $ 10,275
Fair value of collateral at October 31,
   including accrued interest ..........          124,186          10,516
Average balance outstanding during the
   fiscal year .........................           44,524           3,721
Maximum outstanding at any month-end ...           92,185          10,463
Weighted average rate at fiscal year-end            5.81%           4.95%
Weighted average rate during the year ..            6.01%           4.76%

   The agreements were secured by mortgage-backed securities at October 31, 1995 and by a U.S. Treasury note at October 31, 1994. The securities pledged as collateral were held by two nationally known government securities dealers, recognized as primary dealers by the Federal Reserve Bank Board, and was therefore viewed as having minimal risk.

   The length of these agreements ranged from 30 to 33 days in fiscal 1995 and from 7 days to 32 days in fiscal 1994.

(15) FEDERAL HOME LOAN BANK ADVANCES
     The Bank became a member of the Federal Home Loan Bank in June 1987. Federal Home Loan Bank advances consisted of the following:

-------------------------------------------------------------------------------
        FISCAL
        YEAR OF      INTEREST RATE          AT OCTOBER 31,
       MATURITY          RANGE            1995         1994
-------------------------------------------------------------------------------
                                           (IN THOUSANDS)
         1995          4.23 - 6.40%     $    --       $ 212,000 *
         1996          3.67 - 6.92       126,500        198,000 **
         1997          4.87 - 7.00        75,000         25,000
         1998          5.49 - 6.06        35,000         35,000
-------------------------------------------------------------------------------
Total Federal Home Loan
   Bank advances                        $236,500      $ 470,000
===============================================================================

 * Includes $15,000,000 with an original five year maturity with a three month rate adjustment to two basis points below the three month LIBOR (London Interbank Offered Rate).

** Includes $23,000,000 with an original eighteen month maturity with three month rate adjustments to three month LIBOR at October 31, 1995 and 1994. Also includes $20,000,000 with an original five year maturity with an annual rate adjustment to twenty-five basis points above the one year treasury constant maturity yield, but no less than fifteen basis points over the FHLB agency yield curve at October 31, 1994. and 1993.

    Federal Home Loan Bank Advances in the amount of $178,676,000 were prepaid during the fiscal year ending October 31, 1995 and prepayment penalties in the amount of $1,004,000 were assessed. Pursuant to the Merger Agreement, the remaining advances are required to be retired or paid off prior to the Merger. Additional prepayment penalties may be incurred.

    At October 31, 1995 the Federal Home Loan Bank advances were secured by the capital stock of the Federal Home Loan Bank of Boston owned by the Bank and by mortgage-backed securities. At October 31, 1995 the amortized cost and fair value of Federal Home Loan Bank stock and mortgage-backed securities pledged as collateral were $271,267,000 and $270,527,000, respectively.

    At October 31, 1994 the Bank was assigned "blanket lien" status, meaning they were at liberty to "use, co-mingle, encumber or dispose of any portion of their collateral" as long as they continued to meet their collateral maintenance level. At October 31, 1994 the Federal Home Loan Bank advances were secured by the capital stock of the Federal Home Loan Bank of Boston owned by the Bank, and were also secured by real estate loans, mortgage-backed securities and investment securities in an amount equal to collateral maintenance levels determined by the Federal Home Loan Bank.

    Interest expense on short-term advances for fiscal years ended October 31, 1995, 1994, and 1993, amounted to $3,878,000, $5,989,000 and $3,204,000, respectiviely.

(16)  ESOP LOAN PAYABLE
      The following summarizes the ESOP loan payable at October 31:

-------------------------------------------------------------------------------
     LENDER            MATURITY        RATE          1995          1994
-------------------------------------------------------------------------------
                                                       (IN THOUSANDS)
Shawmut Bank, NA       03/01/99        *            $2,520        $3,276
===============================================================================

*80% of the Corporate Base Rate of lender, adjusted quarterly.

      At October 31, 1995 and 1994, the Company had pledged equity securities with a fair value of $4,653,000 and $6,928,000 respectively, as collateral on this loan.

      The aggregate amount of sinking fund requirements over the next four years as of October 31, 1995 in thousands, are as follows:

1996 .................................................          756
1997 .................................................          756
1998 .................................................          756
1999 .................................................          252
-------------------------------------------------------------------------------
                                                             $2,520
===============================================================================

      The proceeds of this loan were used to fund stock purchases through the Employee Stock Ownership Plan. In conjunction with the plan termination (See
Note 22), the outstanding debt will be retired through the sale of unallocated shares at the effective time of the Merger.

(17)   EMPLOYEE BENEFITS

      PENSION PLAN
      The Bank sponsors a noncontributory defined benefit pension plan that covers all employees who meet specified age and length of service requirements. The plan is administered by the Savings Banks Employees Retirement Association (SBERA) and provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with the Bank and average compensation levels. Contributions to the plan reflect benefits attributed to employee's service to date, as well as services expected to be performed in the future.

      Contributions by the Bank are consistent with the funding requirements of Federal law and regulations. Pension plan assets consist principally of equity-based mutual funds, bonds, and government securities.

         The following sets forth the funded status of the plan:

-------------------------------------------------------------------------------
                                            YEARS ENDED OCTOBER 31,
-------------------------------------------------------------------------------
                                      1995            1994           1993
-------------------------------------------------------------------------------
                                            (IN THOUSANDS)
Projected benefit obligation:
Vested benefits.................   $ (7,507)        $ (7,481)       $(6,881)
Nonvested benefits..............        --               --             --
-------------------------------------------------------------------------------
Accumulated benefit
  obligations...................     (7,507)          (7,481)        (6,881)
Effect of projected future
  compensation levels...........     (3,724)          (3,720)        (5,076)
-------------------------------------------------------------------------------
Projected benefit obligation        (11,231)         (11,201)       (11,957)
Plan's assets at fair value.....      9,512            8,431          9,142
-------------------------------------------------------------------------------
Projected benefit obligation in
  excess of plan's assets.......     (1,719)          (2,770)        (2,815)
Unrecognized net loss due to
  past experience different from
  assumptions made..............       (517)             779          1,597
Unrecognized net obligation
  existing at initial
  SFAS No. 87...................        267              282            298
-------------------------------------------------------------------------------
Accrued pension cost............   $ (1,969)        $ (1,709)       $  (920)
===============================================================================

Net periodic pension cost included the following:

-------------------------------------------------------------------------------
                                        YEARS ENDED OCTOBER 31,
-------------------------------------------------------------------------------
                                      1995             1994           1993
-------------------------------------------------------------------------------
                                             (IN THOUSANDS)
Service cost......................   $ 673          $   673         $  616
Interest cost.....................     896              837            768
Return on plan assets.............    (674)            (530)          (588)
Net amortization and deferral ....      16               15             16
Amortization of net loss (gain) ..      35              (40)            69
-------------------------------------------------------------------------------
Net periodic pension cost...         $ 946          $   955         $  881
===============================================================================
Assumptions used to develop the net
periodic pension cost follows:
Discount rate............... .....   7.00%            8.00%          7.00%
Rate of increase in compensation
  levels..........................   5.00%            6.00%          6.00%
Expected long-term rate of return on
  on assets ......................   8.00%            7.00%          7.00%

         In connection with the Merger, the SBERA plan will be merged into a retirement plan offered by Bank of Boston.

         EMPLOYEE STOCK REPURCHASE PLAN
         On December 10, 1986, the Board of Directors of Bancorp voted to provide directors, officers, and full-time employees of Bancorp and its subsidiaries a benefit in the form of an employee stock repurchase plan, under which such persons have the opportunity to sell their shares of common stock of Bancorp without paying any brokerage fees or commissions. Under the plan, Bancorp may purchase, during any fiscal year, up to one percent of the total number of outstanding shares as of the last day of the prior fiscal year. Such program was terminated in December 1994.

         SUPPLEMENTAL RETIREMENT PLAN
         Bancorp has a split dollar life insurance program for certain key employees of Bancorp and its subsidiaries. Under Bancorp's split dollar program, as amended, Bancorp is entitled to the lesser of the cash surrender value of the policy or the amount of the premiums it has paid and the participant is entitled to the remaining interest in the policy upon the earliest of the following occurrences: the participant retires after age 65; the participant voluntarily terminates employment (other than because of retirement after age 55 and before age 65 or because of disability before age 65); when a participant who has retired or terminated employment because of disability attains age 65; the participant becomes employed by a substantial competitor of the Bank; the participant's employment is terminated for cause; or the participant gives written notice to Bancorp. In the event of the participant's death, Bancorp is reimbursed for premiums paid from the balance of the death benefit paid to the participant's beneficiary. The carrying values of these policies reflect their current cash surrender value and are included in other assets.

         POST RETIREMENT/EMPLOYMENT BENEFITS
         SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires that the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.

         As of October 31, 1995, Bancorp does not provide any postretirement benefits which would be reported under the provisions of SFAS No. 106.

         Similarly, SFAS No. 112, "Employers' Accounting for Postemployment Benefits," prescribes the accrual method for all types of benefits provided to former or inactive employees after employment, but before retirement. Bancorp accounts for postemployment benefits under the accrual method as prescribed.

(18) INCOME TAXES
       The provision for income taxes consisted of the following:

-------------------------------------------------------------------------------
                                        YEARS ENDED OCTOBER 31,
-------------------------------------------------------------------------------
                                      1995           1994           1993
-------------------------------------------------------------------------------
                                                (IN THOUSANDS)
Allocation between current and deferred portions:
      Current payable:
        Federal..............      $15,980         $9,721        $15,524
        State................        1,373            (16)         3,988
-------------------------------------------------------------------------------
                                    17,353          9,705         19,512
-------------------------------------------------------------------------------
      Deferred:
        Federal..............       (4,484)           533            (78)
        State................       (2,709)           293           (247)
-------------------------------------------------------------------------------
                                    (7,193)           826           (325)
-------------------------------------------------------------------------------
        Total provision......      $10,160        $10,531        $19,187
===============================================================================


The following schedule presents the components of the deferred tax assets and liabilities.

-------------------------------------------------------------------------------
                                                      AT OCTOBER 31,
-------------------------------------------------------------------------------
                                                    1995         1994
-------------------------------------------------------------------------------
                                                      (IN THOUSANDS)
Deferred tax assets:
    Allowance for loan losses.................  $  9,277    $  6,121
    Valuation adjustment on marketable
       equity securities......................       --           30
    Accrued pension expense...................       834         737
    Accrued interest payable..................       983         893
    Deferred loan origination fees............       --          241
    Deferred gain.............................     1,268       2,383
    Fixed assets .............................     1,648         --
    Unrealized losses - SFAS No. 115 (Note 1)        --       22,329
    Other ....................................       691       1,005
-------------------------------------------------------------------------------
        Total gross deferred tax assets           14,701      33,739
-------------------------------------------------------------------------------
    Less: valuation allowance.................       --          --
-------------------------------------------------------------------------------
        Net deferred tax asset................    14,701      33,739
-------------------------------------------------------------------------------
Deferred tax liabilities:
    Unrealized loss on loans held for sale           --        2,674
    Unrealized gains - SFAS No. 115 (Note 1)      14,139         --
    Limited partnership investments...........     3,155       4,607
    Accretion income..........................        36          56
    Other ....................................       563         319
-------------------------------------------------------------------------------
        Total gross deferred tax liabilities .    17,893       7,656
-------------------------------------------------------------------------------
        Net deferred tax asset (liability) ...  $ (3,192)     $26,083
===============================================================================

      Reconciliation of the differences between the expected provision for federal and state income taxes at statutory rates and the amounts actually provided are as follows:


-------------------------------------------------------------------------------
                             YEARS ENDED OCTOBER 31,
-------------------------------------------------------------------------------
                             1995               1994              1993
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Income before
  income taxes ........   $38,506            $35,108           $54,507
===============================================================================
Computed federal income
 tax expense at
 statutory rates.......   $13,477   35.0%    $12,288  35.0%    $19,078  35.0%
Increase (decrease) in
 provision resulting from:
State income tax, net of
 Federal tax benefit ...     (868)  (2.3)        180    .5       2,431   4.5
Dividend received
 deductions ............   (1,669)  (4.3)     (1,745) (5.0)     (1,992) (3.7)
Tax credit ............      (315)   (.8)       (307)  (.9)       (305)  (.6)
Other .................      (465)  (1.2)        115    .4         (25)   --
-------------------------------------------------------------------------------
Income tax provision      $10,160   26.4%    $10,531  30.0%    $19,187  35.2%
===============================================================================

(19)  RELATED PARTY TRANSACTIONS
      The following summarizes the activity with respect to loans made to directors and executive officers of Bancorp and its subsidiaries, their affiliates and members of their immediate families. It is the Bank's policy not to make any loans, with the exception of secured passbook loans, to the executive officers of Bancorp or the Bank.


-------------------------------------------------------------------------------
                                                    OCTOBER 31,
-------------------------------------------------------------------------------
                                           1995         1994         1993
-------------------------------------------------------------------------------
                                            (IN THOUSANDS)
Balance at beginning of period .......    $ 4,345      $ 4,404      $ 2,893
Additions ............................        --           256        3,269
Reductions ...........................       (603)        (315)      (1,758)
-------------------------------------------------------------------------------
Balance at end of period                  $ 3,742      $ 4,345      $ 4,404
===============================================================================

         All such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons, except for a $320,000 residential mortgage loan made in March 1992 to the sister-in-law of the former President of Bancorp and Executive Vice President of the Bank, Paul A. Archibald. This loan did not satisfy various aspects of the Bank's loan underwriting criteria.

         Significant deposits from related parties totaled $2,710,000 and $3,427,000 for the fiscal years ended October 31, 1995 and 1994, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Also, see note 10 referring to the sale-leaseback transaction.

(20) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

         OTHER COMMITMENTS
         In the normal course of business, there are outstanding various legal proceedings, claims and commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. After reviewing such matters, Bancorp believes that resolution of these matters will not materially affect its results of operations or financial position.

         Bancorp may be party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These consolidated financial statements include commitments to originate loans and loans sold with recourse. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

           Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and recourse arrangements is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Financial instruments with off-balance sheet risk at October 31, are as follows:


-------------------------------------------------------------------------------
                                            CONTRACT AMOUNT
-------------------------------------------------------------------------------
                                            1995         1994          1993
-------------------------------------------------------------------------------
                                        (IN THOUSANDS)

Commitments to originate loans.......     $  8,326      $ 12,888        11,303
Loans sold with recourse.............      221,898       236,188       197,940
-------------------------------------------------------------------------------

      Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Bancorp evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by Bancorp for the extension of credit, is based upon management's credit evaluation of the borrower. Collateral held includes, but is not limited to, residential and commercial real estate.

      The fair value of commitments to originate loans does not differ materially from the recorded balance. The credit risk associated with the Bank's loans sold with recourse is considered in the allowance for possible loan losses, but it cannot be separately determined.

      Bancorp has retained credit risk on certain residential mortgage loans it has converted into FNMA and FHLMC mortgage-backed securities. Accordingly, Bancorp has retained the risk of loss resulting from any foreclosures on such loans.

      The Bank is permitted to borrow from the Federal Reserve Bank "discount window" under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank.

      As a nonmember of the Federal Reserve System, the Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and due from banks," was $6,537,000 and $6,809,000 at October 31, 1995 and 1994, respectively.

(21)  STOCK OPTION PLANS
      Bancorp, upon its acquisition of the Bank, assumed the stock option plan of the Bank and agreed to issue Bancorp common stock in lieu of the Bank's common stock upon the exercise of outstanding options under this plan. The number of shares initially reserved under the Bank's option plan were equal to 10% of the shares issued at conversion. As of October 31, 1995, no options under this plan remain available for future grant. During the fiscal year ended October 31, 1987, Bancorp adopted a stock option plan that provided for the issuance of 400,000 options of which 300,000 were granted during that fiscal year. During the fiscal year ended October 31, 1988, the remaining 100,000 options were granted. As of October 31, 1995, no options under this plan remain available for future grant. At the 1989 Annual Meeting of Stockholders, the stockholders approved an additional stock option plan for 350,000 shares. At the 1994 Annual Meeting of Stockholders, the stockholders approved an additional stock option plan for 250,000 shares. As of October 31, 1995, 114,350 options are available under the 1994 plan for future grant.

      At the time the options are granted, no accounting entry is made. The proceeds from the exercise of the options are credited to common stock for the par value of the shares purchased and the excess credited to paid-in capital (See Note 3). The exercise prices of the options outstanding under the various stock option plans in the amounts of 65,750, 8,350, 63,975, 34,500, 145,450 and
8,000 shares are $20.50, $14.875, $18.625, $35.75, $31.00 and $38.50,
respectively, which equaled the fair market value of Bancorp's common stock on the date the options were granted. The options expire ten years from their respective dates of grant.

Stock Option Plans Summary

-------------------------------------------------------------------------------
                                                     OCTOBER 31,
-------------------------------------------------------------------------------
                                           1995         1994         1993
-------------------------------------------------------------------------------
Unexercised options outstanding at
  beginning of  year..................    637,178      501,775      539,820
Granted ..............................        --       250,000       57,850
Exercised.............................   (196,803)    (114,597)     (91,795)
Expired, canceled or lapsed...........   (114,350)         --        (4,100)
-------------------------------------------------------------------------------
Unexercised options outstanding at
  end of year.........................    326,025      637,178      501,775
===============================================================================
Prices on options exercised...........    $14.875 to   $14.875 to   $  4.00 to
                                          $ 31.00      $ 31.00      $ 20.50
Option price per share outstanding ...    $14.875 to   $14.875 to   $  4.00 to
                                          $ 38.50      $ 38.50      $ 20.50
Exercisable at fiscal year end........    326,025      637,178      501,775

           The Merger Agreement provides that Bancorp stock options outstanding and unexercised immediately prior to the Merger will be converted into options to purchase shares of Bank of Boston Common Stock on substantially equivalent economic terms.

(22) EMPLOYEE STOCK OWNERSHIP PLAN
         Effective January 2, 1985, Bancorp established a noncontributory Employee Stock Ownership Plan (ESOP) designed to invest, on behalf of employees of Bancorp and the Bank, primarily in the stock of Bancorp. The ESOP is subject to the Employee Retirement Income Security Act of 1974 and is intended to constitute a qualified stock bonus plan.

         As of October 31, 1995, the ESOP had been funded by two $5,000,000 loans through Bancorp. Bancorp is required to make monthly contributions to the ESOP in amounts necessary to meet required monthly principal and interest payments on loans incurred by the ESOP to purchase stock. Bancorp recognizes expense on the cash payment method.

         As of October 31, 1995 and 1994, the ESOP held 595,029 and 665,399 shares, respectively, of stock of Bancorp with 435,879 and 466,485, respectively, of these shares being allocated to accounts of participants. Based upon the dates that the ESOP acquired Bancorp's stock, the unallocated shares are considered outstanding for purposes of earnings per share calculations. For the fiscal years ended October 31, 1995, 1994 and 1993, interest expense on the ESOP debt was $205,000, $194,000 and $216,000, respectively. Other contributions to fund principal payments on the ESOP loans were $756,000, $756,000 and $756,000, respectively. Dividends paid to the ESOP on unallocated shares used for debt service by the ESOP were $129,000, $162,000 and $201,000, respectively.

         The Merger Agreement requires Bancorp to take all appropriate steps to terminate the ESOP effective as of the effective time of the Merger. The ESOP loan will be paid off. All remaining unallocated shares will then be allocated to persons who were participants in the ESOP immediately prior to the effective time of the Merger.

(23) STOCK REPURCHASE PROGRAM
         On July 14, 1994, Bancorp announced the commencement of a stock repurchase program to acquire and retire up to 500,000 shares of its common stock. This program was terminated in December 1994 after 200,200 shares had been repurchased at a total cost of $6,595,000, of which 73,000 shares at a total cost of $2,141,000 were repurchased subsequent to the October 31, 1994 fiscal year end.

(24) FAIR VALUES OF FINANCIAL INSTRUMENTS
         The following table presents fair value information for those financial instruments shown in Bancorp's consolidated statements of financial condition for which no active market exists. The fair values for these financial instruments were calculated by discounting expected cash flows using discount rates approximately equal to the current market rates of these instruments. Because no active market exists for these financial instruments and because management has not received offers to purchase, in the case of loans held for sale, Bancorp does not know whether the fair values shown represent values at which the respective financial instruments could be sold.

         Financial instruments that are cash or cash equivalents or have a short maturity such as accrued interest receivable have a fair value approximating to their carrying value.

-------------------------------------------------------------------------------
                                               At October 31,
                                       1995                  1994
-------------------------------------------------------------------------------
                                              Fair                     Fair
                                    Book      Value        Book        Value
-------------------------------------------------------------------------------
                                             (In thousands)

Loans, net.....................  $ 209,947   $ 214,823   $ 337,241   $ 353,194
Loans held for sale............    138,556     138,556      18,164      18,164
Term deposit certificates .....    789,529     791,943     756,984     754,533
Notes payable..................      5,650       5,698       7,550       7,485
Securities sold under agreements
  to repurchase................     92,185      92,183      10,275      10,275
FHLB advances..................    236,500     236,861     470,000     467,563

      The following table presents fair value information for financial instruments shown in Bancorp's consolidated statements of financial condition which have been valued using quoted available market prices.


-------------------------------------------------------------------------------
                                               At October 31,
                                       1995                   1994
-------------------------------------------------------------------------------
                                            Fair                     Fair
                                 Book       Value        Book        Value
-------------------------------------------------------------------------------
                                       (In thousands)

Investment securities
   available for sale..       $  368,223   $  404,397  $  544,166    $557,014
Mortgage-backed securities
   available for sale......    1,038,907    1,041,056   1,050,417     989,446

      SFAS No. 107 -- "Disclosures About Fair Value of Financial Instruments" specifies that fair values should be calculated based on the value of one unit, without regard to any premium or discount that may result from concentration of ownership of a financial instrument. In addition, SFAS No. 107 does not provide for reporting of an estimated fair value for its demand, money market and savings deposits. Such deposits totaled $549,938,000 and $648,586,000 at October 31, 1995 and 1994, respectively, and annually provide funding to the Bank at a cost significantly below the cost of borrowing funds in the financial market. Management views the Bank's demand, money market and savings deposits as continuing sources of less costly funding that provide a significant additional value to Bancorp that is not reflected above.

      Because a limited market exists for a portion of the Bank's financial instruments and because of the inherent imprecision of estimating fair value discount rates for financial instruments for which a limited market exists, management does not believe that the above information reflects the amounts that would be received if the aforenamed financial instruments were sold.

(25)  SUBSEQUENT EVENT
      On November 16, 1995, the Board of Directors of Bancorp declared for the fiscal quarter ended October 31, 1995, a cash dividend of $.19 per share on each outstanding share of Bancorp common stock payable on December 15, 1995 to holders of record of such shares at the close of business on November 30, 1995.

(26)  REGULATORY MATTERS
      On January 27, 1995, the Bank received from the FDIC its written examination report for the supervisory exam conducted as of September 30, 1994. The report addressed various criticisms and concerns to be addressed by the Board and management. In conjunction with the FDIC report, the Bank was designated to be in "troubled condition." During 1995, the Bank has substantially complied with the issues addressed in the FDIC examination report to the satisfaction of the FDIC. It was agreed between the parties that it would not be appropriate, in light of the pending merger with Bank of Boston, to continue to work on certain of the issues which were longer term in nature. The FDIC also granted the Bank forbearance from complying with the Internal Control and Attestation Requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act for the year ended October 31, 1995. On December 11, 1995, the FDIC informed the Bank that based on its review the "troubled condition" designation no longer applied to the Bank.

         Current Federal Deposit Insurance Corporation (FDIC) regulations regarding capital requirements of FDIC-insured institutions require most banks to maintain a leverage capital ratio of 4% to 5% and qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Assets and off-balance-sheet items are assigned to four risk categories, each with appropriate weights. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.

         At October 31, 1995, the Bank's capital ratios were in excess of these capital requirements.


(27) THE BOSTON BANCORP (PARENT COMPANY ONLY)
FINANCIAL INFORMATION

-------------------------------------------------------------------------------
BALANCE SHEETS                                       OCTOBER 31,
-------------------------------------------------------------------------------
                                                 1995           1994
-------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
Assets:
   Cash ...................................     $  6,084      $     25
   Investment securities available for sale
     at fair value.........................        5,578         6,929
   Investment in subsidiaries..............      181,405       110,307
   Other assets............................        4,357         4,269
-------------------------------------------------------------------------------
        Total assets.......................     $197,424      $121,530
===============================================================================

Liabilities:
   Other liabilities.......................     $  2,794      $  3,908
   Stockholders' equity....................      194,630       117,622
-------------------------------------------------------------------------------
        Total liabilities and
          Stockholders' equity.............     $197,424      $121,530
===============================================================================

-------------------------------------------------------------------------------
STATEMENTS OF INCOME                           FISCAL YEARS ENDED
                                                   OCTOBER 31,
-------------------------------------------------------------------------------
                                            1995        1994         1993
-------------------------------------------------------------------------------
                                                  (IN THOUSANDS)
Dividends from subsidiary bank..........   $ 7,650      $29,200     $29,540
Interest and dividend income............       455          553       1,587
Investment securities gains.............     1,879        2,193       1,539
-------------------------------------------------------------------------------
Total income............................     9,984       31,946      32,666
General and administrative expenses ....     1,871        1,281       1,782
-------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed net income of subsidiaries   8,113       30,665      30,884
Income taxes............................       472          690         275
-------------------------------------------------------------------------------
Income before equity in undistributed net
  income of subsidiaries................     7,641       29,975      30,609
Equity in undistributed net income (loss)
  of subsidiaries (a)...................    20,705       (5,398)      4,711
-------------------------------------------------------------------------------
Net income..............................   $28,346      $24,577     $35,320
===============================================================================

         The parent company's statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and, therefore are not reprinted here.

-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                         FISCAL YEARS ENDED
                                                     OCTOBER 31,
-------------------------------------------------------------------------------
                                            1995         1994         1993
-------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..........................    $ 28,346     $ 24,577     $ 35,320
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
  Equity in undistributed net (income)
    loss of subsidiaries (a) .......       (20,705)       5,398       (4,711)
  Amortization of investment securities
    discounts and premiums, net ....           --           --            82
  Net realized gains on investment
    securities available for sale ..        (1,879)      (2,193)        (194)
  Net realized gains on investment
    securities......................           --            --       (1,345)
  Decrease (increase) in other assets        1,142       (1,423)      (1,567)
  Increase (decrease) in other
    liabilities.....................          (272)      (2,217)         343
-------------------------------------------------------------------------------
        Net cash flow from
          operating activities..........     6,632       24,142       27,928
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of investment securities ...      (903)        (111)      (2,829)
  Proceeds from sales of investment
    securities available for sale ......     3,433        5,581        1,969
  Proceeds from sales and maturities of
    investment securities ..............       --           --        11,809
  Investment in subsidiaries............       --        (5,305)         --
-------------------------------------------------------------------------------
        Net cash flow from investing
           activities...................     2,530          165       10,949
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Payments for repurchase of common
    stock...............................    (3,924)     (25,385)     (20,776)
  Proceeds from exercise of stock
    options.............................     3,976        2,137        1,632
  Cash dividends paid on common
    stock...............................    (3,911)      (2,972)      (5,110)
  Payments on borrowings................       --          --        (15,000)
  Unearned compensation expense --
    ESOP................................       756          756          756
-------------------------------------------------------------------------------
        Net cash flow from financing
           activities...................    (3,103)     (25,464)     (38,498)
-------------------------------------------------------------------------------
Total increase (decrease) in cash and cash
  equivalents...........................     6,059       (1,157)         379
Cash and cash equivalents at beginning of
  fiscal year...........................        25        1,182          803
-------------------------------------------------------------------------------
Cash and cash equivalents at end of fiscal
  year .................................   $ 6,084     $     25      $ 1,182
===============================================================================

(a) Reflects the difference between the dividends paid to the parent company and the net income of the subsidiaries.

(28)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      The following summarizes the consolidated operating results on a quarterly basis for the years ended October 31, 1995 and 1994:

-------------------------------------------------------------------------------
                                                 1995
-------------------------------------------------------------------------------
                                4TH          3RD         2ND             1ST
                              Quarter      Quarter     Quarter         Quarter
-------------------------------------------------------------------------------
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Interest and dividend
  income ...............       $34,511      $35,574      $34,981        $35,774
Interest expense .......        22,503       22,359       21,051         20,297
-------------------------------------------------------------------------------
Net interest and
  dividend income ......        12,008       13,215       13,930         15,477
Provision for possible
  loan losses ..........           667        1,000          500          1,500
Net realized gain on
  securities ...........        21,140        3,425          533             26
Provision for losses on
  loans held for sale ..         8,251          --           --             --
Gain (loss) on sales of
  loans ................         1,271       (1,978)       (618)            --
Provision for losses on joint
  venture advances .....         1,185          149         142            142
Other income ...........           828          717         816            826
Other expenses .........         7,211        7,920       7,677          6,766
-------------------------------------------------------------------------------
Income before income
  taxes  ...............        17,933        6,310       6,342          7,921
Income taxes ...........         3,996        1,838       1,914          2,412
-------------------------------------------------------------------------------
Net income .............       $13,937       $4,472     $ 4,428        $ 5,509
-------------------------------------------------------------------------------
Primary earnings per
  share ................       $  2.61       $ 0.84     $  0.85        $  1.06
Fully diluted earnings
  per share ............       $  2.61       $ 0.84     $  0.84        $  1.06
===============================================================================
Interest rate spread ...          2.47%        2.35%       2.37%          2.88%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                  1994
-------------------------------------------------------------------------------

Interest and dividend
   income .............        $33,696      $34,946     $33,340        $34,799
Interest expense ......         19,505       18,575      17,950         20,061
-------------------------------------------------------------------------------
Net interest and
  dividend income .....         14,191       16,371      15,390         14,738
Provision for possible
  loan losses .........          1,000        1,500       1,500          1,800
Net realized gain on
  securities ..........            571          251       1,795          5,289
Provision for losses on
  joint venture advances           453          203         159            168
Other income ..........          1,407          761       1,345            841
Other expense .........          9,618        6,824       7,673          6,943
-------------------------------------------------------------------------------
Income before income
   taxes ..............          5,098        8,856       9,198         11,957
Income taxes ..........            748        2,690       2,791          4,303
-------------------------------------------------------------------------------
Net income ............        $ 4,350       $6,166     $ 6,407         $7,654
===============================================================================
Primary earnings per
  share ...............        $   .81       $ 1.15     $  1.19         $ 1.36
Fully diluted earnings
  per share ...........        $   .81       $ 1.14     $  1.19         $ 1.35
===============================================================================
Interest rate spread ..           2.89%        3.13%       2.84%          2.76%
-------------------------------------------------------------------------------
ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         On March 14, 1995, the Board of Directors of the Company, on the recommendation of its Audit Committee, appointed KPMG Peat Marwick LLP independent auditors for the Company. During the Company's two most recent fiscal years and the subsequent interim period preceding the change in auditors, the Company had not consulted KPMG Peat Marwick LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

         As a result of the Board of Directors' action, T.C. Edwards & Company, P.C., were dismissed as the independent auditors for the Company. T.C. Edwards' reports on the Company's financial statements for the preceding two years did not contain an adverse opinion or disclaimer of opinion and were not qualified in any way. During the Company's two most recent fiscal years and the subsequent interim period preceding the change in auditors, there were no disagreements with T.C. Edwards on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no event had occurred that is required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors of the Company is omitted from this Report as the Company intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year and the information to be included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Report.

ITEM 11  EXECUTIVE COMPENSATION

         Information regarding executive compensation is omitted from this Report as the Company intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year and the information to be included therein (other than the Report of the Compensation and Stock Option Committees and the Stock Performance Graph) is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is omitted from this Report as the Company intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year and the information to be included therein is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is omitted from this Report as the Company intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

    Independent Auditors' Reports.

    Consolidated Statements of Financial Condition -- October 31, 1995 and 1994.

    Consolidated Statements of Operations -- Years Ended October 31,
         1995, 1994 and 1993.

    Consolidated Statements of Cash Flows -- Years  Ended October 31,
         1995, 1994 and 1993.

    Consolidated Statements of Changes in Stockholders' Equity --
         Years Ended October 31, 1995, 1994 and 1993.

    Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed or attached as part of this Report or are incorporated herein by reference.

         Exhibit No. 2 Plan of Reorganization.

               (a) Agreement and Plan of Reorganization dated October 10, 1995 by and between the Boston Bancorp and Bank of Boston Corporation (incorporated herein by reference to Exhibit 2a to the Company's September 25, 1995 Form 8-K).

               (b) Stock Option Agreement dated October 10, 1995 between the Boston Bancorp and Bank of Boston Corporation (incorporated herein by reference to Exhibit 2b to the Company's September 25, 1995 Form 8-K).

               (c) Press Release re: Acquisition by Bank of Boston Corporation (incorporated herein by reference to Exhibit 99a to the Company's September 25, 1995 Form 8-K).

         Exhibit No. 3 Charter and Bylaws.

               (a) Articles of Organization of the Company, as amended (incorporated herein by reference to Exhibit 3(a) to the Company's 1992 Form 10-K).

               (b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Company's 1992 Form 10-K).

         Exhibit No. 10 Material Contracts.

               (a) 1983 Stock Option Plan of the Bank (incorporated herein by reference to Exhibit 10(a) to South Boston's 1983 Form 10-K).

               (b) 1986 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10(b) to the Company's 1986 Form 10-K).

               (c) 1989 Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's 1993 Form 10-K).

               (d) 1994 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10(d) to the Company's 1994 Form 10-K).

               (e) Employment Agreement among the Company, South Boston and Robert E. Lee dated as of December 10, 1991 (incorporated herein by reference to Exhibit 10(k) to the Company's 1991 Form 10-K).

               (f) Employment Agreement among the Company, South Boston and David L. Smart dated December 10, 1991 (incorporated herein by reference to Exhibit 10(l) to the Company's 1991 Form 10-K).

               (g) Employment Agreement among the Company, South Boston and Robert J. Ranieri dated February 11, 1992 (incorporated herein by reference to Exhibit 10(m) to the Company's 1992 Form 10-K).

               (h) Employment Agreement between South Boston and Joseph R. Catalano dated as of February 11, 1992.

               (i) Severance Agreement between South Boston and Stephen P. McNulty dated June 1, 1995.

               (j) Amended and Restated Split Dollar Agreement between the Company and Robert E. Lee dated June 8, 1992 (incorporated herein by reference to Exhibit 10(u) to the Company's 1992 Form 10-K).

               (k) Amended and Restated Split Dollar Agreement between the Company and David L. Smart dated June 8, 1992 (incorporated herein by reference to Exhibit 10(v) to the Company's 1992 Form 10-K).

               (l) Amended and Restated Split Dollar Agreement between the Company and Robert J. Ranieri dated June 8, 1992 (incorporated herein by reference to the Exhibit 10(w) to the Company's 1992 Form 10-K).

               (m) Amended and Restated Split Dollar Agreement between the Company and Joseph R. Catalano dated June 8, 1992.

               (n) Amended and Restated Split Dollar Agreement between the Company and Stephen P. McNulty dated June 8, 1992.

               (o) Split Dollar Agreement between the Company and Robert E. Lee dated December 29, 1992 (incorporated herein by reference to Exhibit 10(k) to the Company's 1994 Form 10-K).

               (p) Split Dollar Agreement between the Company and David L. Smart dated December 29, 1992 (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form 10-K).

               (q) Split Dollar Agreement between the Company and Robert J. Ranieri dated December 29, 1992 (incorporated herein by reference to Exhibit 10(m) to the Company's 1994 Form 10-K).

               (r) Split Dollar Agreement between the Company and Joseph R. Catalano dated December 29, 1992.

               (s) Split Dollar Agreement between the Company and Stephen P. McNulty dated December 29, 1992.

               (t) Amended Split Dollar Agreement between South Boston and Robert E. Lee dated August 26, 1993 (incorporated herein by reference to Exhibit 10(n) to the Company's 1994 Form 10-K).

               (u) Amended Split Dollar Agreement between South Boston and David L. Smart dated August 26, 1993 (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 Form 10-K).

               (v) Amended Split Dollar Agreement between South Boston and Robert J. Ranieri dated August 26, 1993 (incorporated herein by reference to Exhibit 10(p) to the Company's 1994 Form 10-K).

               (w) Amended Split-Dollar Agreement between South Boston and Joseph R. Catalano dated August 26, 1993.

               (x) Amended Split-Dollar Agreement between South Boston and Stephen P. McNulty dated August 6, 1993.

               (y) Employment Agreement among the Company, South Boston and Richard R. Laine dated as of December 10, 1991 (incorporated herein by reference to Exhibit 10(i) to the Company's 1991 Form 10-K).

               (z) Employment Agreement among the Company, South Boston and Paul A. Archibald dated December 10, 1991 (incorporated herein by reference to Exhibit 10(j) to the Company's 1991 Form 10-K).

               (aa) Split Dollar Agreement between the Company and Richard R.
                    Laine dated December 29, 1992 (incorporated herein by reference to Exhibit 10(s) to the Company's 1994 Form 10-K).

               (bb) Split Dollar Agreement between the Company and Paul A.
                    Archibald dated December 29, 1992 (incorporated herein by reference to Exhibit 10(t) to the Company's 1994 Form 10-K).

               (cc) Amended Split Dollar Agreement between South Boston and
                    Richard R. Laine dated August 26, 1993 (incorporated herein by reference to Exhibit 10(u) to the Company's 1994 Form 10-K).

               (dd) Amended Split Dollar Agreement between South Boston and Paul
                    A. Archibald dated August 26, 1993 (incorporated herein by reference to Exhibit 10(v) to the Company's 1994 Form 10-K).

               (ee) Separation Agreement and related Interim Agreement by and among the Company, the Bank and Richard R. Laine dated February 10, 1995 (incorporated herein by reference to Exhibit 10(w) to the Company's 1994 Form 10-K).

               (ff) Separation Agreement and related Interim Agreement by and among the Company, the Bank and Paul A. Archibald dated February 10, 1995 (incorporated herein by reference to Exhibit 10(x) to the Company's 1994 Form 10-K).

               (gg) Lease Agreement between South Boston and SBSB Properties
                    Limited Partnership dated as of October 28, 1987 (incorporated herein by reference to Exhibit 10(i) to the Company's 1987 Form 10-K).

               (hh) Lease Agreement between South Boston and SBSB Properties
                    Limited Partnership dated as of November 11, 1988 (incorporated herein by reference to Exhibit 10(n) to the Company's 1989 Form 10-K).

               (ii) Lease Agreement between South Boston and SBSB Properties
                    Limited Partnership dated February 21, 1991 (incorporated herein by reference to Exhibit 10(u) to the Company's 1991 Form 10-K).

               (jj) Lease Agreement between South Boston and SBSB Properties
                    Limited Partnership dated October 21, 1992 (incorporated herein by reference to Exhibit 10(bb) of the Company's 1992 Form 10-K).

               (kk) Ground Lease between South Boston and SBSB Properties
                    Limited Partnership dated as of May 20, 1994 (incorporated herein by reference to Exhibit 10(cc) to the Company's 1994 Form 10-K).

               (ll) Lease Agreement between South Boston and SBSB Properties
                    Limited Partnership dated as of March 1994 (incorporated herein by reference to Exhibit 10(dd) to the Company's 1994 Form 10-K).

               (mm) Termination of Lease Agreement dated as of July 1995 between
                    South Boston and SBSB Properties Limited Partnership (incorporated herein by reference to Exhibit 10(ee) to the Company's July 31, 1995 Form 10-Q).

               (nn) Deed of transfer dated July 19, 1995 from SBSB Properties
                    Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(ff) to the Company's July 31, 1995 Form 10-Q).

               (oo) Deed of transfer dated July 19, 1995 from SBSB Properties
                    Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(gg) to the Company's July 31, 1995 Form 10-Q).

               (pp) Deed of transfer dated July 19, 1995 from SBSB Properties
                    Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(hh) to the Company's July 31, 1995 Form 10-Q).

               (qq) Form of Release between South Boston and certain of its employees (incorporated herein by reference to Exhibit 10(ii) to the Company's July 31, 1995 Form 10-Q).

               (rr) Form of Addendum to Release between South Boston and certain of its employees (incorporated herein by reference to Exhibit 10(jj) to the Company's July 31, 1995 Form 10-Q).

        Exhibit No. 11 Statement Regarding Computation of Per Share Earnings.

        Exhibit No. 16 Letter dated April 14, 1995 of T.C. Edwards & Co., P.C.
                       regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 of the Company's Form 8-K/A filed on April 17, 1995).

        Exhibit No. 21 Subsidiaries of the Registrant.

        Exhibit No. 23

          (i) Consent of T.C. Edwards & Co., P.C. for Registration Statement No. 33-12041.

          (ii) Consent of T.C. Edwards & Co., P.C. for Registration Statement No. 33-28724.

         (iii) Consent of T.C. Edwards & Co., P.C. for Registration Statement No. 33-76958.

          (iv) Consent of KPMG Peat Marwick LLP for Registration Statement Nos. 33-12041, 33-28724, and 33-76958.

(b) The Company filed on October 19, 1995 a Form 8-K relating to (i) the proposed acquisition of the Company by Bank of Boston Corporation, (ii) the resignation of Mr. Peter H. Hersey as Chairman, President and Chief Executive Officer, (iii) the appointment of Mr. Robert E. Lee as Chairman, President and Chief Executive Officer and (iv) the resignation of Mr. Roger
     H. Doggett as a director.

(c) Exhibits to this Report are attached or incorporated by reference as stated above.

(d)  None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE BOSTON BANCORP
                                                      Registrant

                                           By:    /s/ Robert E. Lee
                                                  --------------------
                                                      Robert E. Lee
                                                 Chairman of the Board and
                                           President and Chief Executive Officer

                                                   January 25, 1996
                                                  --------------------
                                                         Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert E. Lee                                        January 25, 1996
         ----------------------                               ----------------
         Robert E. Lee, Chairman of the Board and                         Date
         President and Chief Executive Officer
                  (Principal Executive Officer)

By:      /s/ David L. Smart                                   January 25, 1996
         ----------------------                               ----------------
         David L. Smart, Vice President and Treasurer                     Date
            (Principal Financial and Accounting Officer)

By:      /s/ Peter H. Hersey                                  January 24, 1996
         ----------------------                               ----------------
             Peter H. Hersey, Director                                    Date

By:      /s/ W. Randle Mitchell                               January 25, 1996
         ----------------------                               ----------------
             W. Randle Mitchell, Jr., Director                            Date

By:      /s/ Frank G. Neal, Jr.                               January 25, 1996
         ----------------------                               ----------------
             Frank G. Neal, Jr., Director                                 Date

By:
         ----------------------                               ----------------
             Richard L. McDowell                                          Date

                                INDEX TO EXHIBITS

                                                                       Page (by
                                                                      Sequential
Exhibit                                                               Numbering
Number                        Identity of Exhibit                      System)
------                        -------------------                     ----------

2(a)      Agreement and Plan of Reorganization dated October 10,
          1995 by and between the Boston Bancorp and Bank of Boston Corporation (incorporated herein by reference to Exhibit 2a to the Company's September 25, 1995 Form 8-K).

2(b) Stock Option Agreement dated October 10, 1995 between the Boston Bancorp and Bank of Boston Corporation
          (incorporated herein by reference to Exhibit 2b to the Company's September 25, 1995 Form 8-K).

2(c)      Press Release re: Acquisition by Bank of Boston
          Corporation (incorporated herein by reference to Exhibit 99a to the Company's September 25, 1995 Form 8-K).

3(a)      Articles of Organization of the Company, as amended
          (incorporated herein by reference to Exhibit 3(a) to the Company's 1992 Form 10-K).

3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) the Company's 1992 Form 10-K).

10(a) 1983 Stock Option Plan of the Bank (incorporated herein by reference to Exhibit 10(a) to South Boston's 1983 Form
          10-K).

10(b) 1986 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10(b) to the Company's 1986 Form 10-K).

10(c)     1989 Stock Option Plan of the Company, as amended
          (incorporated herein by reference to Exhibit 10(c) to the Company's 1993 Form 10-K).

10(d) 1994 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10(d) to the Company's 1994 Form 10-K).

10(e) Employment Agreement among the Company, South Boston and Robert E. Lee dated as of December 10, 1991 (incorporated herein by reference to Exhibit 10(k) to the Company's 1991 Form 10-K).

10(f) Employment Agreement among the Company, South Boston and David L. Smart dated December 10, 1991 (incorporated herein by reference to Exhibit 10(l) to the Company's 1991 Form 10-K).

10(g) Employment Agreement among the Company, South Boston and Robert J. Ranieri dated February 11, 1992 (incorporated herein by reference to Exhibit 10(m) to the Company's 1992 Form 10-K).

10(h)     Employment Agreement between South Boston and Joseph R.
          Catalano dated as of February 11, 1992.

10(i)     Severance Agreement between South Boston and Stephen P.
          McNulty dated June 1, 1995.

10(j)     Amended and Restated Split Dollar Agreement between the
          Company and Robert E. Lee dated June 8, 1992 (incorporated herein by reference to Exhibit 10(u) to the Company's 1992 Form 10-K).

10(k)     Amended and Restated Split Dollar Agreement between the
          Company and David L. Smart dated June 8, 1992
          (incorporated herein by reference to Exhibit 10(v) to the Company's 1992 Form 10-K).

10(l)     Amended and Restated Split Dollar Agreement between the
          Company and Robert J. Ranieri dated June 8, 1992
          (incorporated herein by reference to the Exhibit 10(w) to the Company's 1992 Form 10-K).

10(m)     Amended and Restated Split Dollar Agreement between the
          Company and Joseph R. Catalano dated June 8, 1992.

10(n)     Amended and Restated Split Dollar Agreement between the
          Company and Stephen P. McNulty dated June 8, 1992.

10(o) Split Dollar Agreement between the Company and Robert E. Lee dated December 29, 1992 (incorporated herein by reference to Exhibit 10(k) to the Company's 1994 Form
          10-K).

10(p)     Split Dollar Agreement between the Company and David L.
          Smart dated December 29, 1992 (incorporated herein by reference to Exhibit 10(l) to the Company's 1994 Form
          10-K).

10(q) Split Dollar Agreement between the Company and Robert J. Ranieri dated December 29, 1992 (incorporated herein by reference to Exhibit 10(m) to the Company's 1994 Form
          10-K).

10(r) Split Dollar Agreement between the Company and Joseph R. Catalano dated December 29, 1992.

10(s) Split Dollar Agreement between the Company and Stephen P. McNulty dated December 29, 1992.

10(t)     Amended Split Dollar Agreement between South Boston and
          Robert E. Lee dated August 26, 1993 (incorporated herein by reference to Exhibit 10(n) to the Company's 1994 Form 10-K).

10(u)     Amended Split Dollar Agreement between South Boston and
          David L. Smart dated August 26, 1993 (incorporated herein by reference to Exhibit 10(o) to the Company's 1994 Form 10-K).

10(v)     Amended Split Dollar Agreement between South Boston and
          Robert J. Ranieri dated August 26, 1993 (incorporated herein by reference to Exhibit 10(p) to the Company's 1994 Form 10-K).

10(w)     Amended Split-Dollar Agreement between South Boston and
          Joseph R. Catalano dated August 26, 1993.

10(x)     Amended Split-Dollar Agreement between South Boston and
          Stephen P. McNulty dated August 6, 1993.

10(y) Employment Agreement among the Company, South Boston and Richard R. Laine dated as of December 10, 1991
          (incorporated herein by reference to Exhibit 10(i) to the Company's 1991 Form 10-K).

10(z) Employment Agreement among the Company, South Boston and Paul A. Archibald dated December 10, 1991 (incorporated herein by reference to Exhibit 10(j) to the Company's 1991 Form 10-K).

10(aa) Split Dollar Agreement between the Company and Richard R. Laine dated December 29, 1992 (incorporated herein by reference to Exhibit 10(s) to the Company's 1994 Form
          10-K).

10(bb)    Split Dollar Agreement between the Company and Paul A.
          Archibald dated December 29, 1992 (incorporated herein by reference to Exhibit 10(t) to the Company's 1994 Form
          10-K).

10(cc)    Amended Split Dollar Agreement between South Boston and
          Richard R. Laine dated August 26, 1993 (incorporated herein by reference to Exhibit 10(u) to the Company's 1994 Form 10-K).

10(dd)    Amended Split Dollar Agreement between South Boston and
          Paul A. Archibald dated August 26, 1993 (incorporated herein by reference to Exhibit 10(v) to the Company's 1994 Form 10-K).

10(ee) Separation Agreement and related Interim Agreement by and among the Company, the Bank and Richard R. Laine dated
          February 10, 1995 (incorporated herein by reference to Exhibit 10(w) to the Company's 1994 Form 10-K).

10(ff) Separation Agreement and related Interim Agreement by and among the Company, the Bank and Paul A. Archibald dated
          February 10, 1995 (incorporated herein by reference to Exhibit 10(x) to the Company's 1994 Form 10-K).

10(gg) Lease Agreement between South Boston and SBSB Properties Limited Partnership dated as of October 28, 1987
          (incorporated herein by reference to Exhibit 10(i) to the Company's 1987 Form 10-K).

10(hh) Lease Agreement between South Boston and SBSB Properties Limited Partnership dated as of November 11, 1988
          (incorporated herein by reference to Exhibit 10(n) to the Company's 1989 Form 10-K).

10(ii) Lease Agreement between South Boston and SBSB Properties Limited Partnership dated February 21, 1991 (incorporated herein by reference to Exhibit 10(u) to the Company's 1991 Form 10-K).

10(jj) Lease Agreement between South Boston and SBSB Properties Limited Partnership dated October 21, 1992 (incorporated herein by reference to Exhibit 10(bb) of the Company's
          1992 Form 10-K).

10(kk)    Ground Lease between South Boston and SBSB Properties
          Limited Partnership dated as of May 20, 1994 (incorporated herein by reference to Exhibit 10(cc) to the Company's
          1994 Form 10-K).

10(ll) Lease Agreement between South Boston and SBSB Properties Limited Partnership dated as of March 1994 (incorporated herein by reference to Exhibit 10(dd) to the Company's
          1994 Form 10-K).

10(mm) Termination of Lease Agreement dated as of July 1995 between South Boston and SBSB Properties Limited
          Partnership (incorporated herein by reference to Exhibit 10(ee) to the Company's July 31, 1995 Form 10-Q).

10(nn) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(ff) to the Company's July 31, 1995 Form 10-Q).

10(oo) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(gg) to the Company's July 31, 1995 Form 10-Q).

10(pp) Deed of transfer dated July 19, 1995 from SBSB Properties Limited Partnership to South Boston (incorporated herein by reference to Exhibit 10(hh) to the Company's July 31, 1995 Form 10-Q).

10(qq) Form of Release between South Boston and certain of its employees (incorporated herein by reference to Exhibit
          10(ii) to the Company's July 31, 1995 Form 10-Q).

10(rr) Form of Addendum to Release between South Boston and certain of its employees (incorporated herein by reference to Exhibit 10(jj) to the Company's July 31, 1995 Form
          10-Q).

11        Statement Regarding Computation of Per Share Earnings.

16        Letter dated April 14, 1995 of T.C. Edwards & Co., P.C.
          regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 of the Company's Form
          8-K/A filed on April 17, 1995).

21        Subsidiaries of the Registrant.

23(i)     Consent of T.C. Edwards & Co., P.C. for Registration
          Statement No.33-12041.

23(ii)    Consent of T.C. Edwards & Co., P.C. for Registration
          Statement No. 33-28724.

23(iii)   Consent of T.C. Edwards & Co., P.C. for Registration
          Statement No. 33-76958.

23(iv)    Consent of KPMG Peat Marwick LLP for Registration
          Statement Nos. 33-12041, 33-28724, and 33-76958.