Form 10-K/A
period 1995-10-31
BOSTON BANCORP
filed 1996-02-21
CIK 760079

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


        Exhibit No. 27 Financial Data Schedule


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

                                                 THE BOSTON BANCORP
                                                      Registrant

                                           By:    /s/ Robert E. Lee
                                                  --------------------
                                                      Robert E. Lee
                                                 Chairman of the Board and
                                           President and Chief Executive Officer

                                                   February 21, 1996
                                                  --------------------
                                                         Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Robert E. Lee                                       February 21, 1996
         ----------------------                              -----------------
         Robert E. Lee, Chairman of the Board and                         Date
         President and Chief Executive Officer
                  (Principal Executive Officer)

By:      /s/ David L. Smart                                  February 21, 1996
         ----------------------                              -----------------
         David L. Smart, Vice President and Treasurer                     Date
            (Principal Financial and Accounting Officer)

By:
         ----------------------                              -----------------
             Peter H. Hersey, Director                                    Date

By:      /s/ W. Randle Mitchell                              February 21, 1996
         ----------------------                              -----------------
             W. Randle Mitchell, Jr., Director                            Date

By:      /s/ Frank G. Neal, Jr.                              February 21, 1996
         ----------------------                              -----------------
             Frank G. Neal, Jr., Director                                 Date


By:
         ----------------------                               ----------------
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


27        Financial Data Schedule