Form 10-Q
period 1996-01-31
BOSTON BANCORP
filed 1996-03-15
CIK 760079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-Q

       [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

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

                                YES X     NO --

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, is:

                 Class: Common stock, par value $1.00 per share.
               Outstanding at February 29, 1996: 5,269,132 shares.

                               THE BOSTON BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited) as of
         January 31, 1996 and October 31, 1995 .............................  3

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended January 31, 1996 and 1995 ......................  4

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended January 31, 1996 and 1995 ......................  5

         Notes to Consolidated Financial Statements (Unaudited) ............  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 20

Item 2.  Changes in Securities ............................................. 20

Item 3.  Defaults Upon Senior Securities ................................... 20

Item 4.  Submission of Matters to a Vote of Security-Holders ............... 20

Item 5.  Other Information ................................................. 20

Item 6.  Exhibits and Reports on Form 8-K .................................. 20

         Signature Page .................................................... 21

                       THE BOSTON BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                            January 31, 1996      October 31, 1995
                                                                            ----------------      ----------------
                                                                                          (Unaudited)
Assets:
  Cash and due from banks.................................................    $    21,524          $     15,733
  Federal funds sold......................................................         22,700                    --
  Investment securities available for sale at fair value (Note C).........        362,480               404,397
  Mortgage-backed securities available for sale at fair value (Note C)....        908,345             1,041,056
  Loans held for sale, net (Note D).......................................        127,550               138,556
  Loans, net ( net of allowance for possible loan losses
    of $2,002 and $2,121, respectively) ..................................        200,626               209,947
  Other real estate, net..................................................          6,397                 7,540
  Federal Home Loan Bank stock............................................         25,675                25,675
  Land, buildings and equipment, net......................................          9,415                 9,649
  Accrued income receivable...............................................         14,661                14,531
  Receivable for securities sold..........................................          7,858                11,185
  Other assets............................................................          7,839                 7,815
                                                                              -----------          ------------
    Total assets..........................................................    $ 1,715,070          $  1,886,084
                                                                              ===========          ============
Liabilities and stockholders' equity:
  Deposits................................................................      1,352,332             1,339,467
  ESOP loan payable.......................................................          2,079                 2,520
  Notes payable...........................................................          5,550                 5,650
  Securities sold under agreements to repurchase..........................         57,875                92,185
  Federal Home Loan Bank advances.........................................         65,000               236,500
  Accrued interest payable................................................          4,180                 4,244
  Mortgagors' escrow accounts.............................................            615                   840
  Deferred income taxes...................................................          2,057                 3,192
  Other liabilities.......................................................         13,824                 6,856
                                                                              -----------          ------------
    Total liabilities.....................................................      1,503,512             1,691,454
                                                                              -----------          ------------
Commitments and contingencies (Note F)....................................          --                    --

Stockholders' equity:
  Serial preferred stock, $1.00 par value;
    authorized 3,000,000 shares; issued - 0 - shares......................          --                    --
  Common stock, $1.00 par value; authorized 20,000,000
    shares; issued and outstanding 5,251,374 and
    5,218,193 shares, respectively........................................          5,251                 5,218
  Additional paid-in capital..............................................         29,563                28,554
  Retained earnings.......................................................        152,516               139,194
  Unearned compensation expense - ESOP....................................         (2,079)               (2,520)
  Net unrealized gain on securities available for sale....................         26,307                24,184
                                                                              -----------          ------------
    Total stockholders' equity............................................        211,558               194,630
                                                                              -----------          ------------
    Total liabilities and stockholders' equity............................    $ 1,715,070          $  1,886,084
                                                                              ===========          ============

                                             See accompanying notes to consolidated financial statements.

                       THE BOSTON BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands except per share data)

                                                          Three Months Ended
                                                             January 31,
                                                        -----------------------
                                                         1996           1995
                                                         ----           ----
                                                              (Unaudited)
Interest and dividend income:
  Interest on mortgage loans.........................   $   7,657     $   8,016
  Interest on other loans............................         293           292
  Interest on mortgage-backed securities.............      15,718        16,959
  Interest on investment securities..................       5,373         7,889
  Dividends on equity securities.....................       1,529         2,524
  Interest on short-term investments.................         394            94
                                                        ---------     ---------
    Total interest and dividend income...............      30,964        35,774
                                                        ---------     ---------
Interest expense:
  Deposits...........................................      15,145        12,764
  Federal Home Loan Bank advances....................       1,681         7,226
  Securities sold under agreements to repurchase.....       1,080           175
  Notes payable......................................         117           132
                                                        ---------     ---------
    Total interest expense...........................      18,023        20,297
                                                        ---------     ---------
Net interest and dividend income.....................      12,941        15,477
Provision for possible loan losses...................       --            1,500
                                                        ---------     ---------
  Net interest and dividend income after provision for
    possible loan losses.............................      12,941        13,977
                                                        ---------     ---------
Other income:
  Net realized gains on securities...................      15,573            26
  Gain on sales of loans.............................           7             1
  Fees and service charges on loans..................         385           421
  Other operating income.............................         290           404
                                                        ---------     ---------
    Total other income...............................      16,255           852
                                                        ---------     ---------
Other expenses:
  Salaries and employee benefits.....................       3,134         3,377
  Professional services..............................         610           424
  Occupancy and equipment expense....................         512           681
  FDIC deposit insurance assessment..................         194           805
  Provision for losses on joint venture advances.....       --              142
  FHLB advance prepayment penalties..................       1,183         --
  Advertising expense................................         199           195
  Net gain on sale of other real estate..............        (492)          (42)
  Merger related expenses............................         178         --
  Net cost of other real estate......................          42            40
  Provision for OREO valuation.......................         300         --
  Other operating expenses...........................       1,201         1,286
                                                        ---------     ---------
    Total other expenses.............................       7,061         6,908
                                                        ---------     ---------
Income before income taxes...........................      22,135         7,921
                                                        ---------     ---------
Income taxes:

  Federal............................................       7,565         2,194
  State..............................................         255           218
                                                        ---------     ---------
    Total income taxes...............................       7,820         2,412
                                                        ---------     ---------
Net income                                              $  14,315     $   5,509
                                                        =========     =========
Primary earnings per common and common equivalent
  share (Note B) ....................................   $    2.70     $    1.06
                                                        =========     =========
Fully diluted earnings per share and common equivalent
  share (Note B) ....................................   $    2.69     $    1.06
                                                        =========     =========
Average number of common shares-Primary (Note B).....       5,309         5,185
                                                        =========     =========
Average number of common shares - Fully Diluted
  (Note B) ..........................................       5,321         5,191
                                                        =========     =========
Dividends paid per common share......................   $     .19     $     .19
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                       THE BOSTON BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                        Three Months Ended
                                                            January 31,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
                                                             (Unaudited)
Operating activities:
  Net income......................................   $  14,315        $   5,509
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Increase in accrued income receivable...........        (130)            (837)
  (Decrease) increase in accrued interest payable          (64)             424
  Amortization of loan discounts and premiums, net        (203)            (183)
  Amortization of investment securities available
    for sale discounts and premiums, net..........        (304)            (559)
  Amortization of mortgage-backed securities
    available for sale discounts and premiums, net         743              493
  Provision for possible loan losses..............       --               1,500
  Provision for OREO valuation....................         300            --
  Net realized gains on investment securities
    available for sale ...........................     (15,986)             (26)
  Net realized loss on mortgage-backed securities
    available for sale ...........................         413            --
  Net gains on sale of loans......................          (7)              (1)
  Loans originated for sale.......................     (10,481)         (14,251)
  Net gains on sale of other real estate..........        (492)             (42)
  Increase in reserve for depreciation............         246              251
  Decrease in receivable for securities sold......       3,327            --
  (Increase) decrease in deferred tax asset
    (excluding SFAS No. 115) .....................      (3,319)             187
  (Increase) decrease in other assets.............         (24)           6,719
  Increase (decrease) in other liabilities........       7,135           (3,321)
                                                     ---------        ---------
    NET CASH FLOW USED IN OPERATING ACTIVITIES....      (4,531)          (4,137)
                                                     ---------        ---------
Investing activities:
  Loans originated and principal collections, net       11,890           (1,431)
  Proceeds from sale of loans.....................         337              141
  Proceeds from sale of foreclosed real estate ...         885              744
  Purchases of mortgage-backed securities
    available for sale ...........................       --              (9,954)
  Principal collections on mortgage-backed
    securities available for sale ................      45,872           29,475
  Principal collections on investment securities
    available for sale ...........................          38            --
  Proceeds from sales of mortgage-backed
    securities available for sale ................     114,897            --
  Purchases of investment securities available
    for sale .....................................     (11,632)         (33,082)
  Proceeds from sales of investment securities
    available for sale ...........................      63,187           32,829
  Proceeds from maturities of investment
    securities available for sale ................       1,102            3,257
  Increase in FHLB stock..........................       --                (697)
  Other real estate expenses......................        (157)            (179)
  Purchases of premises and equipment.............         (12)            (306)
                                                     ---------        ---------

    NET CASH FLOW FROM INVESTING ACTIVITIES.......     226,407           20,797
                                                     ---------        ---------

                       THE BOSTON BANCORP AND SUBSIDIARIES

                                 (In thousands)
                                                         Three Months Ended
                                                             January 31,
                                                        ---------------------
                                                        1996             1995
                                                        ----             ----
                                                              (Unaudited)
Financing activities:
  Increase (decrease) in deposit accounts ........      12,865          (54,584)
  Proceeds from Federal Home Loan Bank advances ..       --             163,662
  Payments of Federal Home Loan Bank advances ....    (171,500)        (135,963)
  Payments of ESOP loan payable ..................        (441)            (189)
  Net (decrease) increase in securities sold under
    agreements to repurchase .....................     (34,310)          14,750
  Decrease in mortgagors' escrow accounts ........        (225)            (164)
  Cash dividends paid on common stock ............        (990)            (966)
  Payments for maturing notes payable ............        (100)          (1,900)
  Proceeds from exercise of stock options ........         875                4
  Payments for repurchase of common stock ........       --              (2,141)
  Unearned compensation expense - ESOP ...........         441              189
                                                     ---------        ---------

    Net cash flow used in financing activities....    (193,385)         (17,302)

  Total increase (decrease) in cash and cash
    equivalents  .................................      28,491             (642)

  Cash and cash equivalents at beginning of period      15,733           14,884
                                                     ---------        ---------

  Cash and cash equivalents at end of period .....   $  44,224        $  14,242
                                                     =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
                                                         Three Months Ended
                                                             January 31,
                                                        ---------------------
                                                        1996             1995
                                                        ----             ----
                                                              (Unaudited)
NON-CASH TRANSACTIONS:
Transfer of other real estate to loans ...........         959            --
Transfer of loans to other real estate ...........         365            1,829
Conversion of real estate loans to FHLMC and FNMA
  mortgage-backed securities .....................      19,395           11,937
Net transfers of loans to loans held for sale ....       5,223            --
Tax benefit of stock options exercised ...........         167            --
SFAS NO. 115:
  Increase in stockholders' equity ...............       2,123            5,498
  Decrease (increase) in investment securities ...       5,512           (1,901)
  Increase in mortgage-backed securities .........      (9,819)          (7,710)
  Increase in deferred tax liability .............       2,184            4,113
CASH TRANSACTIONS:
Interest on deposits  ............................      14,976           12,761
Interest on borrowings ...........................       3,109            7,066
Interest on notes payable ........................           4               48
State taxes ......................................         404              138
Federal taxes ....................................       3,672            --

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or all footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the financial statements, notes, and other information included in Bancorp's Form 10-K for its fiscal year ended October 31, 1995 and the Proxy Statement filed March 8, 1996.

         The unaudited interim financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the consolidated financial condition as of January 31, 1996 and the consolidated results of operations and cash flows for the three-month periods ended January 31, 1996 and 1995.

         The results of operations for the three months ended January 31, 1996 are not necessarily indicative of results that may be expected for the entire year.

NOTE B)  EARNINGS PER SHARE

         Primary earnings per share for the three months ended January 31, 1996 and 1995 were calculated by adding the common stock equivalents, which would arise from the exercise of outstanding stock options granted under the Company's stock option plans, to the weighted average number of shares outstanding during such quarters. The number of shares used for calculating primary earnings per share for the three months ended January 31, 1996 and 1995 were 5,308,667 and 5,185,046, respectively. The weighted average number of shares outstanding during the three months ended January 31, 1996 and 1995 were 5,232,905 and 5,085,925, respectively.

         The calculation of the common stock equivalents under primary earnings per share is based, in part, on an average stock price for the period. The calculation of the common stock equivalent under fully diluted earnings per share is based, in part, on the price of the stock at the end of the period, if higher than the average price during the period. Fully diluted earnings per share for the three months ended January 31, 1996 were based on 5,320,632 shares and for the three months ended January 31, 1995 were based on 5,191,352 shares.

NOTE C)  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         All investments and mortgage-backed securities are carried at fair value. Any after-tax net unrealized gain or loss on these securities will be recognized as a credit or charge to stockholders' equity. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, significant prepayment risk and other similar economic factors.

NOTE D)  LOANS HELD FOR SALE

         Loans held for sale are carried at the lower of aggregate cost or market, based upon commitments from investors to purchase such loans or upon prevailing market conditions. Deferred origination fees collected, net of commitment fees paid, are included in the lower of cost or market determination and are adjustments to gains or losses on sales of loans.

         As of January 31, 1996 and October 31, 1995, management has identified certain loans which, depending on market conditions and other factors, may be offered for sale in the secondary market or converted to mortgage-backed securities which the Bank may then hold as mortgage-backed securities available for sale. During the first quarter of fiscal 1996, $19.4 million in residential mortgages, which were classified as held for sale at October 31, 1995, were converted into mortgage-backed securities. The remaining residential mortgage loans were returned to portfolio and are no longer classified as held for sale. Pursuant to the Agreement and Plan of Reorganization with Bank of Boston Corporation, the Bank's entire portfolio of commercial and multifamily real estate loans was classified as held for sale as of October 31, 1995 and remains classified as held for sale at January 31, 1996. See Note E (subsequent events) for information regarding the agreement to sell the commercial and multifamily real estate loan portfolios.

NOTE E)  SUBSEQUENT EVENTS

         On February 7, 1996, the Bank entered into an agreement (the "Loan Purchase Agreement") with BlackRock Capital Finance L.P. ("BlackRock"), pursuant to which BlackRock has agreed to purchase the Bank's commercial real estate and multi-family loan portfolio (the "CRE Loans") for approximately 87% of the unpaid principal balance of such loans as of January 31, 1996, subject to adjustment at the time of closing. The sale is expected to take place in May, 1996.

         After the payment of expenses related to the sale, Bancorp's management expects that the Bank will realize net proceeds on the disposition of its CRE Loans approximately equal to the current carrying value of the portfolio. As a result, Bancorp does not expect the sale of its CRE Loans to have any material effect on stockholders' equity. The net amount that Bancorp will realize from the disposition of its CRE Loan portfolio will be affected by a determination of the amount of the reserve, if any, that should be established to provide for the financial effects of the possibility that the purchaser of the portfolio or its assignee would assert certain contractual rights against Bancorp. At the present time, Bancorp is not aware of circumstances that would lead it to establish such a reserve. However, Bancorp will be in a better position to evaluate the appropriateness of establishing a reserve at the time of the loan sale closing based on the results of environmental site reports and assessments being performed on certain of the properties securing loans in the portfolio and other information that may come to light. There can be no assurance that the net proceeds of the loan sale, after the establishment of any required reserve, will equal the carrying value of the portfolio.

         On February 15, 1996, the Board of Directors of Bancorp voted to approve for the fiscal quarter ended January 31, 1996 a cash dividend of $.19 per share on each outstanding share of Bancorp common stock payable on March 15, 1996 to holders of record of such shares at the close of business on February 29, 1996.

NOTE F)  COMMITMENTS AND CONTINGENCIES

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

         Bancorp may be party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and loans sold with recourse. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

         Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and recourse arrangements is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

         Financial instruments with off-balance sheet risk are as follows:

                                                       Contract Amount
                                            ------------------------------------
                                            January 31, 1996    October 31, 1995
                                            ----------------    ----------------
                                                         (In thousands)

Commitments to originate loans ............    $  4,379            $  8,326
Loans sold with recourse ..................     234,369             221,898

         Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitment is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Bancorp evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp for the extension of credit, is based upon management's credit evaluation of the borrower. Collateral held includes, but is not limited to, residential and commercial real estate. The fair value of commitments to originate loans does not differ materially from the recorded balance.

         Bancorp has retained credit risk on certain residential mortgage loans it has converted into FNMA and FHLMC mortgage-backed securities. Accordingly, Bancorp has retained the risk of loss resulting from any foreclosures on such loans. The credit risk associated with the Bank's loans sold with recourse is considered in the allowance for possible loan losses.

         As a nonmember of the Federal Reserve System, the Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and due from banks," was $6.9 million and $6.5 million at January 31, 1996 and October 31, 1995, respectively. The Bank is permitted to borrow from the Federal Reserve Bank "discount window" under certain conditions. Any such borrowings must be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank.

                               THE BOSTON BANCORP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION BY BANK OF BOSTON CORPORATION

         Bancorp and Bank of Boston Corporation ("Bank of Boston") entered into an Agreement and Plan of Reorganization (as amended, the "Merger Agreement") pursuant to which Bancorp will become a wholly-owned subsidiary of Bank of Boston. It is anticipated that the Merger will be consummated in or around June, 1996. The Merger is subject to the approval of the stockholders of Bancorp, the receipt of various regulatory approvals and the satisfaction of certain other closing conditions.

         As a condition to the Merger, Bancorp is required to effect certain mandatory pre-closing transactions. These transactions are described in detail in the Proxy Statement for Bancorp's 1996 Annual Meeting. Some of these transactions will have a significant impact on Bancorp's operations in fiscal 1996 and on the value of the consideration to be received by stockholders in the Merger, including the liquidation of approximately two-thirds of its investment portfolio (including all of its equity securities), the liquidation of all properties held as real estate owned, and the repayment of all FHLB advances (including all associated prepayment penalties), the defeasance of the Savings Bank's medium-term notes, and the accrual of contracted severance costs and certain expenses related to the proposed acquisition. Bancorp's net income in the first quarter of 1996 was favorably affected by a high level of gains on the sale of investment securities. Bancorp expects its net income to continue to be materially affected by gains and losses on the sale of loans, investment securities and other assets and by the investment of the proceeds of such sales in short-term securities which can be expected to have lower yields than the assets they replace. The Proxy Statement for Bancorp's 1996 Annual Meeting of stockholders contains a detailed description of the terms of the Merger Agreement.

FINANCIAL CONDITION

         The Company's total assets declined to $1.72 billion at January 31, 1996 from $1.89 billion at October 31, 1995, primarily as a result of the sale of portions of the Bank's investment and mortgage-backed securities portfolios and the use of the sales proceeds to retire a portion of the Bank's indebtedness. Management expects to continue the process of liquidating its entire equity portfolio and a significant portion of its debt and mortgage-backed securities portfolio pursuant to the Merger Agreement with Bank of Boston.

         At January 31, 1996, the Company's investment portfolio, which is comprised of investment securities and mortgage-backed securities, totaled $1.27 billion compared to $1.45 billion at October 31, 1995. The average life of the investment portfolio, including mortgage-backed securities, remained at 4.9 years as of January 31, 1996 compared to October 31, 1995. The average life of the investment portfolio is likely to decline as the Company sells additional investment securities in accordance with the terms of the Merger Agreement.

         At January 31, 1996, $186.9 million of the mortgage-backed securities portfolio was represented by either Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") or Government National Mortgage Association ("GNMA") adjustable-rate issues. The estimated average life of the mortgage-backed securities portion of the investment portfolio remained at 4.7 years as of January 31, 1996 compared to October 31, 1995. The pretax net unrealized gain on the Company's mortgage-backed securities portfolio increased by $9.8 million during the quarter ended January 31, 1996.

         The fair value of the Company's equity portfolio totaled $67.3 million at January 31, 1996 compared to $104.2 million at October 31, 1995. The decrease resulted primarily from sales of equity securities. The equity portfolio includes high quality, yield-oriented common and preferred stocks. The fair value of common equity investments totaled $59.8 million at January 31, 1996, compared to $94.9 million at October 31, 1995. The fair value of preferred stock issues held by the Company totaled $7.5 million at January 31, 1996 compared to $9.3 million at October 31, 1995. These amounts include the effects of SFAS 115 which requires that certain investment securities be recorded at fair value.

         At January 31, 1996, the fair value, after taxes, of the Company's investment portfolio, including mortgage-backed securities, was greater than its amortized cost by $26.3 million, which under SFAS 115 is included as a separate component of stockholders' equity in the Company's consolidated statements of financial condition. At October 31, 1995 the fair value, after taxes, of the investment portfolio had been $24.2 million greater than its amortized cost.

         Loans, net, including loans held for sale, decreased to $328.2 million at January 31, 1996 from $348.5 million at October 31, 1995. Mortgage loan originations for the three months ended January 31, 1996 decreased to $12.4 million from $26.5 million for the comparable period ended January 31, 1995. Of the $12.4 million in mortgage loans originated during the three months ended January 31, 1996, $7.1 million were residential mortgage loans, of which $1.9 million were adjustable rate loans and $5.2 million were fixed rate loans. The remaining $5.3 million represents commercial real estate and multifamily residential mortgage loans. The Company does not expect to originate additional commercial real estate and multi-family residential mortgage loans because it is required to dispose of all such loans prior to the Merger.

         Total deposits remained relatively constant during the first quarter of 1996, increasing $12.8 million to $1.352 billion. Before interest credited of $15.1 million, deposits declined by $2.3 million from October 31, 1995 through January 31, 1996.

         FHLB advances declined to $65.0 million at January 31, 1996 from $236.5 million at October 31, 1995. Other borrowings, including ESOP loan payable, notes payable and securities sold under agreements to repurchase, declined by $34.9 million at January 31, 1996 to $65.5 million at January 31, 1996 from $100.4 million at October 31, 1995. The Merger Agreement requires the Bank to repay all FHLB advances, including prepayment penalties thereon, and all securities sold under agreement to repurchase prior to the Merger. The Bank is also required to defease the notes payable prior to the Merger. The ESOP loan will be repaid in conjunction with the Merger.

         Stockholders' equity increased by $16.9 million to $211.5 million at January 31, 1996 from $194.6 million at October 31, 1995. The increase is the result of net income for the quarter of $14.3 million, an increase in the unrealized gain on securities available for sale of $2.1 million, proceeds from the exercise of stock options of $1.1 million and a reduction in the unearned compensation expense attributable to the ESOP loan of $0.4 million. The increase in stockholders' equity was reduced by dividends paid to stockholders of $1.0 million.

NONPERFORMING ASSETS

         The following table summarizes the composition of nonperforming assets (including nonperforming loans held for sale) at the dates shown:

                                     January 31, 1996           October 31, 1995
                                    -----------------         ------------------
                                                (Dollars in thousands)

Nonaccrual loans ...................    $ 4,085                     $ 5,828
Other real estate ..................      6,397                       7,540
                                        -------                     -------
  Total nonperforming assets........    $10,482                     $13,368
                                        =======                     =======

Nonperforming assets as a
  percentage of total assets               .61%                        .71%

Nonperforming assets as a percentage
  of total loans, including loans held
  for sale (before net items)             3.13%                       3.76%


NONACCRUAL AND RESTRUCTURED LOANS

         The following table summarizes nonaccrual and restructured loans at the dates shown. Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days.

                                        January 31, 1996      October 31, 1995
                                        ----------------      ----------------
                                                     (In thousands)
REAL ESTATE LOANS:
Residential:
  Conventional ........................     $ 1,098               $ 2,221
  FHA/VA ..............................         563                   531
  Commercial ..........................       2,338                 3,029
                                            -------               -------
                                              3,999                 5,781
                                            -------               -------
CONSUMER LOANS:
Secured ...............................          10                     4
Unsecured .............................          76                    43
                                            -------               -------
                                                 86                    47
                                            -------               -------
  Total nonaccrual loans ..............     $ 4,085               $ 5,828
                                            =======               =======
Restructured loans ....................     $   586               $   590
                                            =======               =======

         Restructured loans, net, decreased to $586,000 at January 31, 1996 from $590,000 at October 31, 1995. Specific reserves established for renegotiated loans totaled $143,000 at January 31, 1996 and October 31, 1995. Restructured loans, net, at January 31, 1996 were comprised of one 1-4 family residential loan for $60,000, one multifamily residential loan for $373,000, and two commercial real estate loans totaling $153,000. These loans have interest rates ranging from 7.0% - 10.0% with a weighted average interest rate of 8.50%.

POTENTIAL PROBLEM LOANS

         Potential problem loans are loans which cause management to have serious doubts as to the ability of borrowers to comply with present loan repayment terms and are not already classified as nonaccrual or restructured. At January 31, 1996, potential problem loans totaled approximately $16.6 million. Of this amount, $14.8 million were classified as loans held for sale and have been written down to the lower of aggregate cost or fair market value.

OTHER REAL ESTATE

         Properties acquired through foreclosure or in settlement of loans are classified as other real estate, as are loans classified as such in accordance with SFAS No. 66. The following table summarizes other real estate at the dates shown.

                                     January 31, 1996           October 31, 1995
                                    -----------------         ------------------
                                                 (In thousands)

Conventional ...................       $   774                      $ 1,125
Commercial .....................         5,623                        6,415
                                       -------                      -------
Total other real estate ........       $ 6,397                      $ 7,540
                                       =======                      =======

         Assets representing $5.1 million of the $5.6 million of Other Real Estate at January 31, 1996 are included in the assets to be sold to BlackRock Capital Finance, L.P. See Note E to Consolidated Financial Statements.

ALLOWANCE FOR POSSIBLE LOANS LOSSES

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

         An analysis of the allowance for possible loan losses is as follows:

                                                   Three Months Ended
                                                      January 31,
                                                ------------------------
                                                  1996            1995
                                                  ----            ----
                                                      (In thousands)

Balance at beginning of period ...........      $ 2,121          $ 9,471

  Charge-offs:

    Commercial real estate ...............          --               550
    Residential real estate ..............          129              237
    Consumer .............................            5              --
                                                -------          -------
                                                    134              787
                                                -------          -------
  Recoveries:

    Commercial real estate ...............          --               574
    Residential real estate ..............           14               48
    Consumer .............................            1                1
                                                -------          -------
                                                     15              623
                                                -------          -------

  Net Charge-offs ........................          119              164
                                                -------          -------

  Provisions charged to operations:

    Commercial real estate ...............          --             1,110
    Residential real estate ..............          --               360
    Consumer .............................          --                30
                                                -------          -------
                                                    --             1,500
                                                -------          -------

  Balance at end of period ...............      $ 2,002          $10,807
                                                =======          =======

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

         At January 31, 1996, the Bank had a ratio of Tier 1 or core capital to total assets of 10.06%. At January 31, 1996, South Boston's ratio of total risk-based capital to total risk-weighted assets was 26.75% and its ratio of Tier 1 capital to total risk-weighted assets was 26.44%. Neither regulatory capital measure includes any Statement of Financial Accounting Standards ("SFAS") No. 115 adjustment for securities available for sale. At January 31, 1996, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

RESULT OF OPERATIONS

         For the fiscal quarter ended January 31, 1996, net income increased to $14.3 million or $2.69 per share on a fully diluted basis from $5.5 million or $1.06 per share for the fiscal quarter ended January 31, 1995. The increase in net income was due primarily to substantially higher net realized gains on securities and a lower provision for possible loan losses, offset in part by an increase in income taxes, prepayment penalties on FHLB advances, and lower net interest and dividend income.

         Net interest and dividend income for the fiscal quarter ended January 31, 1996 decreased to $12.9 million as compared to $15.5 million for the three months ended January 31, 1995. This decrease primarily reflects the decrease in investment income due to the decline in the average investment portfolio balance, as well as the increase in the weighted average rate paid on deposit accounts. The increase in the cost of deposits was offset by the decline in interest paid on FHLB advances, primarily due to the repayment of FHLB advances.

         Interest income on the loan portfolio for the fiscal quarter ended January 31, 1996 decreased to $8.0 million from $8.3 million for the fiscal quarter ended January 31, 1995. This decline is primarily due to the decrease in the average loan portfolio balance outstanding. The decrease in average balances of loans outstanding was a result of lower loan originations, as well as the conversion of $19.3 million of loans to mortgage-backed securities during the fiscal quarter ended January 31, 1996. This decline was offset, in part, by an increase in the weighted average yield on loans over the comparable period for the prior year. After the Company closes the CRE Loan sale and reinvests the proceeds in short-term investments, the Company's gross interest income is likely to decline.

         The following table shows the Company's weighted average yields earned and rates paid, as well as the spread between the combined weighted average yields earned on interest-earning assets and weighted average rates paid on interest-bearing liabilities for the periods indicated. The weighted average yield earned on loans includes income earned on loans held for sale, as well as the effects of non-accrual loans outstanding.

                                                Three Months Ended
                                                    January 31,
                                                1996            1995
                                                --------------------
    WEIGHTED AVERAGE YIELD EARNED ON:
      Loans..............................       8.92%            8.61%
      Investments (a)....................       7.16             6.84
      Combined...........................       7.54             7.18

    WEIGHTED AVERAGE RATE PAID ON:
      Deposits...........................       4.53             3.70
      Borrowings.........................       5.77             5.72
      Medium-term notes..................       8.35             8.54
      Federal Home Loan Bank advances....       5.56             5.92
      Overall Cost of funds..............       4.68             4.30
    INTEREST RATE SPREAD  ...............       2.86%            2.88%

------------
(a) Includes mortgage-backed securities and Federal Home Loan Bank stock; excludes the effects of SFAS No. 115.

RATE/VOLUME ANALYSIS

         The effect on net interest income due to changes in weighted average interest rates earned and paid and the weighted average amounts of interest-earning assets and interest-bearing liabilities is shown in the following table.

                                                                                   Increase(Decrease) Due To
                                                                                 ----------------------------
      Three Months Ended                                            Total                                Rate/
         January 31,                         Current     Prior     Increase      Rate       Volume     Volume
        1996 vs. 1995                        Period     Period    (Decrease)      (a)         (b)        (c)
     -------------------                     -------    ------    ----------     ----       ------     ------
                                                                                               (in thousands)
Income from interest-earning assets:
  Loan portfolio(d).....................    $   7,950   $  8,308    $   (358)   $   294    $   (630)   $   (22)
  Investment portfolio(e) (f)...........       23,014     27,466      (4,452)     1,317      (5,505)      (264)
                                            ---------   --------    --------    -------    --------    -------

    Total...............................       30,964     35,774      (4,810)     1,611      (6,135)      (286)
                                            ---------   --------    --------    -------    --------    -------

Expense from interest-bearing liabilities:
  Deposit accounts......................       15,145     12,764       2,381      2,864        (395)       (88)
  Borrowings............................        1,080        175         905          2         895          8
  Medium term notes.....................          117        132         (15)        (3)        (12)        --
  Federal Home Loan Bank
      advances..........................        1,681      7,226      (5,545)      (436)     (5,437)       328
                                            ---------   --------    --------    -------    --------    -------

    Total...............................       18,023     20,297      (2,274)     2,427      (4,949)       248
                                            ---------   --------    --------    -------    --------    -------

Net interest income ....................    $  12,941   $ 15,477    $ (2,536)   $  (816)   $ (1,186)   $  (534)
                                            =========   ========    ========    =======    ========    =======

--------------
(a) Determined by multiplying the change in the weighted average interest rate between the periods shown by the prior period average portfolio balance.
(b) Determined by multiplying the change in average portfolio balance between periods shown by the weighted average interest rate for the prior period.
(c) Determined by multiplying the change in the weighted average rate between periods shown by the change in the average portfolio balance between periods shown.
(d) Includes loans held for sale.
(e) Includes mortgage-backed securities and Federal Home Loan Bank stock.
(f) Excludes the effect of SFAS No. 115.

         The average yield on the loan portfolio increased to 8.92% from 8.61% for the three months ended January 31, 1996 as compared to the same period in 1995, reflecting the decrease in the average loan portfolio as a result of both charge-offs and provisions for losses on loans held for sale related to the reclassification of the Commercial Real Estate portfolio. The average yield on the investment portfolio increased to 7.16% from 6.84% for the three months ended January 31, 1996 compared to the three months ended January 31, 1995, due primarily to the sale of approximately $101.6 million in common and preferred stocks, which typically earn a lower yield than fixed income securities. The average yield of the investment portfolio is likely to decrease further as the Company continues to sell investment securities in preparation for the Merger.

         Total interest expense decreased to $18.0 million for the three months ended January 31, 1996 from $20.3 million for the three months ended January 31, 1995 primarily due to the significant reduction in average borrowings outstanding, offset in part by the increase in cost of deposits. The weighted average cost of funds increased to 4.68% for the three months ended January 31, 1996 from 4.30% for the same period ended January 31, 1995.

         Total other income increased to $16.3 million for the three months ended January 31, 1996 from $852,000 for the three months ended January 31, 1995, due primarily to higher net realized gains on securities which totaled $15.6 million for the recent quarter as compared to $26,000 for the three months ended January 31, 1995. Gross realized gains on the sale of securities totaled $17.6 million for the three months ended January 31, 1996. Gross realized losses on the sale of securities during the same period totaled $2.0 million. The Company will continue to sell investment securities, as required by the Merger Agreement.

         Total other expenses increased 2.2% to $7.1 million for the three months ended January 31, 1996 from $6.9 million for the comparable period ended January 31, 1995. The increase in other expenses is attributable to prepayment penalties on FHLB advances of $1.2 million and a provision for OREO valuation of $300,000, offset in part by reductions of $611,000 in FDIC insurance assessments and $243,000 in salaries and employee benefits, and an increase of $450,000 in net gains on the sale of other real estate as compared to the same period in fiscal 1995.

         The provision for federal and state taxes increased to $7.8 million for the three months ended January 31, 1996 as compared to $2.4 million for the three months ended January 31, 1995, reflecting higher effective tax rates and pretax income resulting from increased net realized gains on the sale of securities during the current period. The combined federal and state income tax rate increased to approximately 35% from 30% for the three months ended January 31, 1996 and 1995, respectively. This rate increase is a result of a reduction in the amount of dividend income qualifying for the dividends received deduction, as compared to the three months ended January 31, 1995.

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

                  (a)      Not applicable.
                  (b)      Not applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  (a)      Not applicable.
                  (b)      Not applicable.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  (a)      Not applicable.
                  (b)      Not applicable.
                  (c)      Not applicable.
                  (d)      Not applicable.

         ITEM 5.  OTHER INFORMATION

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed herewith:

                      Exhibit 10(ss) Letter Agreement dated March 7, 1996
                                     between Bank of Boston Corporation and The
                                     Boston Bancorp.

                      Exhibit 10(tt) Loan Purchase Agreement dated
                                     February 7, 1996 between South Boston
                                     Savings Bank and BlackRock Capital Finance,
                                     L.P.

                      Exhibit 27     Financial Data Schedule

                  (b) Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             THE BOSTON BANCORP

Date:  March 15, 1996              By: /s/ Robert E. Lee
      ---------------                ------------------------------------------
                                             Robert E. Lee
                                        Chairman of the Board and President
                                            and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  March 15, 1996               By: /s/ David L. Smart
      ---------------                ------------------------------------------
                                             David L. Smart
                                            Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.               Title                                           Page

10(ss)                    Letter Agreement dated
                          March 7, 1996 between Bank
                          of Boston Corporation and The
                          Boston Bancorp.

10(tt)                    Loan Purchase Agreement dated
                          February 7, 1996 between South
                          Boston Savings Bank and BlackRock
                          Capital Finance, L.P.

27                        Financial Data Schedule