Form 10-Q
period 1996-04-30
BOSTON BANCORP
filed 1996-06-14
CIK 760079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------


                                    FORM 10-Q

          [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

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

                 Class: Common stock, par value $1.00 per share.
                 Outstanding at May 31, 1996: 5,290,057 shares.

                               THE BOSTON BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                            Page

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited) as of
         April 30, 1996 and October 31, 1995...................................3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Six Months Ended April 30, 1996 and 1995....................4

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three and Six Months Ended April 30, 1996 and 1995....................5

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10


Part II.  Other Information

Item 1.  Legal Proceedings ...................................................18

Item 2.  Changes in Securities................................................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security-Holders..................18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

         Signature Page.......................................................19




                                      THE BOSTON BANCORP AND SUBSIDIARIES

                                  Consolidated Statements of Financial Condition
                                                  (In thousands)

                                                                          April 30, 1996       October 31, 1995
                                                                            (Unaudited)
Assets:
   Cash and due from banks...............................................   $    21,976          $     15,733
   Federal funds sold....................................................         9,825                    --
   Short-term investments................................................       153,671                    --
   Investment securities available for sale at fair value (Note C).......       446,547               404,397
   Mortgage-backed securities available for sale at fair value (Note C)..       606,135             1,041,056
   Loans held for sale, net (Notes D and E)..............................        40,154               138,556
   Loans, net of allowance for possible loan losses
     of $1,989 and $2,121, respectively .................................       162,148               209,947
   Other real estate, net................................................         1,221                 7,540
   Federal Home Loan Bank stock..........................................        11,837                25,675
   Land, buildings and equipment, net....................................         9,148                 9,649
   Accrued income receivable.............................................        11,118                14,531
   Receivable for securities sold........................................        75,023                11,185
   Deferred income taxes.................................................         3,700                    --
   Other assets..........................................................        13,116                 7,815
                                                                                 -------         ------------
     Total assets........................................................   $ 1,565,619          $  1,886,084
                                                                            ============         ============

Liabilities and stockholders' equity:
   Deposits..............................................................     1,351,051             1,339,467
   ESOP loan payable.....................................................         2,079                 2,520
   Notes payable.........................................................         5,550                 5,650
   Securities sold under agreements to repurchase........................            --                92,185
   Federal Home Loan Bank advances.......................................            --               236,500
   Accrued interest payable..............................................         2,721                 4,244
   Mortgagors' escrow accounts...........................................           439                   840
   Deferred income taxes.................................................            --                 3,192
   Other liabilities.....................................................         5,527                 6,856
                                                                                  ------                -----

     Total liabilities...................................................     1,367,367             1,691,454
                                                                              ----------            ---------

Commitments and contingencies (Note F)...................................            --                    --

Stockholders' equity:
   Serial preferred stock, $1.00 par value;
     authorized 3,000,000 shares; issued - 0 - shares....................            --                    --
   Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 5,284,482 and
     5,218,193 shares, respectively......................................         5,284                 5,218
   Additional paid-in capital............................................        30,755                28,554
   Retained earnings.....................................................       161,244               139,194
   Unearned compensation expense - ESOP..................................        (2,079)               (2,520)
   Net unrealized gain on securities available for sale..................         3,048                24,184
                                                                                  ------               ------

     Total stockholders' equity..........................................       198,252               194,630
                                                                                --------              -------

     Total liabilities and stockholders' equity..........................   $ 1,565,619          $  1,886,084
                                                                            ============         ============

                      See accompanying notes to unaudited consolidated financial statements.


                                        THE  BOSTON  BANCORP  AND   SUBSIDIARIES
                                         Consolidated Statements of Operations
                                          (In thousands except per share data)

                                                              Three Months Ended             Six Months Ended
                                                                   April 30,                     April 30,
                                                            ----------------------           ------------------
                                                              1996          1995              1996         1995
                                                              ----          ----              ----         ----
                                                                   (Unaudited)                  (Unaudited)

Interest and dividend income:
   Interest on mortgage loans..........................     $  6,909     $  8,008         $ 14,566      $16,024
   Interest on other loans.............................          255          184              548          476
   Interest on mortgage-backed securities..............       13,381       18,376           29,100       35,336
   Interest on investment securities...................        6,067        5,937           11,439       13,825
   Dividends on equity securities......................        1,044        2,216            2,573        4,740
   Interest on short-term investments..................          788          260            1,182          354
                                                            --------     --------         --------      -------
     Total interest and dividend income................       28,444       34,981           59,408       70,755
                                                            --------     --------         --------      -------
Interest expense:
   Deposits............................................       14,662       13,079           29,807       25,843
   Federal Home Loan Bank advances.....................          590        7,430            2,271       14,655
   Securities sold under agreements to repurchase......          170          424            1,250          599
   Notes payable.......................................          116          118              233          251
                                                            --------     --------         --------     --------
     Total interest expense............................       15,538       21,051           33,561       41,348
                                                            --------     --------         --------     --------

Net interest and dividend income.......................       12,906       13,930           25,847       29,407
Provision for possible loan losses.....................           --          500               --        2,000
                                                            --------     --------         --------     --------
   Net interest and dividend income after provision for
     possible loan losses..............................       12,906       13,430           25,847       27,407
                                                            --------     --------         --------     --------
Other income:
   Net realized gains on securities....................        7,692          533           23,265          560
   Gain (loss) on sales of loans.......................        1,783         (618)           1,791         (617)
   Fees and service charges on loans...................          365          429              749          850
   Other operating income..............................          390          387              680          791
                                                            --------     --------         --------     --------
     Total other income................................       10,230          731           26,485        1,584
                                                            --------     --------         --------     --------
Other expenses:
   Salaries and employee benefits......................        2,837        2,802            5,971        6,178
   Professional services...............................          458        2,200            1,068        2,825
   Occupancy and equipment expense.....................          510          744            1,021        1,425
   FDIC deposit insurance assessment...................          107          797              301        1,602
   (Gain) loss on sale of other assets.................         (120)          --             (120)          --
   Provision for losses on joint venture advances......           --          142               --          284
   FHLB advance prepayment penalties...................           70           --            1,253           --
   Advertising expense.................................          174          185              373          380
   Net gain on sale of other real estate...............          (71)        (376)            (562)        (419)
   Merger related expenses.............................           51           --              228           --
   Net cost of other real estate.......................          246          113              288          154
   Provision for OREO valuation........................           --           --              300           --
   Other operating expenses............................        1,455        1,212            2,657        2,299
                                                            --------     --------         --------     --------
     Total other expenses..............................        5,717        7,819           12,778       14,728
                                                            --------     --------         --------     --------
Income before income taxes.............................       17,419        6,342           39,554       14,263
                                                            --------     ---------        --------     --------

Income taxes:
   Federal.............................................        4,702        1,782           12,267        3,976
   State...............................................        2,978          132            3,233          350
                                                            --------     --------         --------     --------
     Total income taxes................................        7,680        1,914           15,500        4,326
                                                            --------     --------         --------     --------
Net income.............................................     $  9,739     $  4,428         $ 24,054     $  9,937
                                                            ========     ========         ========     ========
Primary earnings per common and common
   equivalent share (Note B)...........................     $   1.82     $   0.85         $   4.51     $   1.92
                                                            ========     =========        ========     ========
Fully diluted earnings per share and common
   equivalent share (Note B)...........................     $   1.82     $   0.84         $   4.51     $   1.90
                                                            ========     =========        ========     ========
Average number of common shares-Primary (Note B).......        5,349        5,218            5,329        5,174
                                                            ========     ========         ========     ========
Average number of common shares - Fully Diluted (Note B)       5,349        5,249            5,337        5,228
                                                            ========     ========         ========     ========
Dividends paid per common share........................     $    .19     $    .19         $    .38     $    .38
                                                            ========     =========        ========     ========

                      See accompanying notes to unaudited consolidated financial statements.



                                        THE BOSTON BANCORP AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows

                                                  (In thousands)
                                                                                         Six Months Ended
                                                                                              April 30,
                                                                                -----------------------------------
                                                                                1996                           1995
                                                                                ----                           ----
                                                                                            (Unaudited)
Operating activities:
   Net income..........................................................       $  24,054              $   9,937
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Decrease in accrued income receivable...............................           3,413                  2,026
   (Decrease) increase in accrued interest payable.....................          (1,523)                   613
   Amortization of loan discounts and premiums, net....................            (586)                  (233)
   Amortization of investment securities available for sale
     discounts and premiums, net........................................           (480)                  (692)
   Amortization of mortgage-backed securities available for
     sale discounts and premiums, net..................................           1,105                  1,080
   Provision for possible loan losses..................................              --                  2,000
   Provision for OREO valuation........................................             300                     --
   Adjustment to carrying value of other real estate...................              42                     --
   Net realized gains on investment securities available for sale......         (23,797)                (2,681)
   Net realized loss on mortgage-backed securities available for sale..             532                  2,121
   Net (gain) loss on sale of loans....................................          (1,791)                   618
   Loans originated for sale...........................................         (10,702)               (16,357)
   Net gains on sale of other real estate..............................            (562)                  (419)
   Increase in reserve for depreciation................................             550                    493
   Increase in receivable for securities sold..........................         (63,838)                    --
   Decrease (increase) in deferred tax asset (excluding SFAS No. 115)..           6,087                 (2,098)
   Gain on sale of other assets........................................            (120)                    --
   (Increase) decrease in other assets.................................          (5,181)                24,165
   Decrease in other liabilities.......................................            (782)               (25,591)
                                                                              ----------             ----------

     Net cash flow used in operating activities........................         (73,279)                (5,018)
                                                                              ----------             ----------

Investing activities:
   Loans originated and principal collections, net.....................          28,153                 (7,285)
   Proceeds from sale of loans.........................................         112,056                    142
   Proceeds from sale of foreclosed real estate........................           6,311                  5,304
   Purchases of mortgage-backed securities available for sale..........              --               (165,677)
   Principal collections on mortgage-backed securities available for sale        89,728                 51,812
   Principal collections on investment securities available for sale...              38                     --
   Proceeds from sales of mortgage-backed securities available for sale         355,198                 21,945
   Purchases of investment securities available for sale...............        (194,210)               (37,410)
   Proceeds from sales of investment securities available for sale.....         138,421                166,598
   Proceeds from maturities of investment securities available for sale          11,516                  5,540
   Decrease (increase) in FHLB stock...................................          13,838                   (697)
   Other real estate expenses..........................................             (96)                  (287)
   Purchases of premises and equipment.................................             (50)                  (535)
                                                                              ----------             ----------

     Net cash flow from investing activities...........................         560,903                 39,450
                                                                              ----------             ---------


                                        THE BOSTON BANCORP AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows (continued)

                                                  (In thousands)

                                                                                         Six Months Ended
                                                                                              April 30,
                                                                                -----------------------------------
                                                                                1996                           1995
                                                                                ----                           ----
                                                                                            (Unaudited)
Financing activities:
   Increase (decrease) in deposit accounts.............................           11,584               (58,045)
   Proceeds from Federal Home Loan Bank advances.......................               --               340,483
   Payments of Federal Home Loan Bank advances.........................         (236,500)             (327,562)
   Payments of ESOP loan payable.......................................             (441)                 (377)
   Net (decrease) increase in securities sold under agreements
     to repurchase.....................................................          (92,185)               17,963
   Decrease in mortgagors' escrow accounts.............................             (401)                 (415)
   Cash dividends paid on common stock.................................           (1,994)               (1,929)
   Payments for maturing notes payable.................................             (100)               (1,900)
   Proceeds from exercise of stock options.............................            1,721                 2,976
   Payments for repurchase of common stock.............................              (10)               (3,103)
   Unearned compensation expense - ESOP................................              441                   378
                                                                              -----------           ----------

     Net cash flow used in financing activities........................         (317,885)              (31,531)
                                                                              -----------           -----------

   Total increase (decrease) in cash and cash equivalents..............          169,739                  2,901

   Cash and cash equivalents at beginning of period....................           15,733                14,884
                                                                              -----------           ----------

   Cash and cash equivalents at end of period..........................       $  185,472            $   17,785
                                                                              ===========           ==========


Supplemental cash flow disclosures:
                                                                                         Six Months Ended
                                                                                              April 30,
                                                                                -----------------------------------
                                                                                1996                           1995
                                                                                ----                           ----
                                                                                              (Unaudited)
Non-cash transactions:
Transfer of other real estate to loans.................................              959                    --
Transfer of loans to other real estate.................................              657                10,121
Conversion of real estate loans to FHLMC and FNMA mortgage-backed
   securities..........................................................           19,395                11,937
Net transfers of loans to loans held for sale..........................           39,605                    --
Tax benefit of stock options exercised.................................              547                    --
SFAS No. 115:

     Increase in stockholders' equity..................................          (21,136)               32,409
     Decrease (increase) in investment securities......................           26,361               (21,742)
     Increase in mortgage-backed securities............................            7,753               (33,395)
     Increase in deferred tax liability................................          (12,978)               22,728
Cash transactions:
Interest on deposits...................................................           30,015                25,742
Interest on borrowings.................................................            4,835                14,710
Interest on notes payable..............................................              235                   283
State taxes............................................................              568                   213
Federal taxes..........................................................           16,672                 2,400


                      See accompanying notes to unaudited consolidated financial statements.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or all footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, notes, and other information included in Bancorp's Form 10-K for its fiscal year ended October 31, 1995 and the Proxy Statement dated March 8, 1996.
         The unaudited interim financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the consolidated financial condition as of April 30, 1996 and the consolidated results of operations for the three and six month periods ended April 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended April 30, 1996 and 1995.

         The consolidated results of operations for the three and six months ended April 30, 1996 are not necessarily indicative of results that may be expected for the entire year.

Note B)  Earnings Per Share

         Primary earnings per share for the three and six months ended April 30, 1996 and 1995 were calculated by adding the common stock equivalents, which would arise from the exercise of outstanding stock options granted under the Company's stock option plans, to the weighted average number of shares outstanding during such quarters. The number of shares used for calculating primary earnings per share for the three and six months ended April 30, 1996 were 5,349,371 and 5,328,810 , respectively, and for the three and six months ended April 30, 1995 were 5,218,019 and 5,174,341, respectively. The weighted average number of shares outstanding during the three and six months ended April 30, 1996 were 5,271,031 and 5,251,759, respectively, and for the three and six months ended April 30, 1995 were 5,127,340 and 5,106,289, respectively

         The calculation of the common stock equivalents under primary earnings per share is based, in part, on an average stock price for the period. The calculation of the common stock equivalent under fully diluted earnings per share is based, in part, on the price of the stock at the end of the period, if higher than the average price during the period. Fully diluted earnings per share for the three and six months ended April 30, 1996 were based on 5,349,371 and 5,337,058 shares, respectively, and for the three and six months ended April 30, 1995 were 5,249,442 and 5,228,391, respectively.

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

         As of April 30, 1996 and October 31, 1995, management has identified certain loans which, depending on market conditions and other factors, may be offered for sale in the secondary market or converted to mortgage-backed securities which the Bank may then hold as mortgage-backed securities available for sale. Pursuant to the Agreement and Plan of Reorganization with Bank of Boston Corporation, the Bank's entire portfolio of commercial and multifamily real estate loans was classified as held for sale as of October 31, 1995 and was sold to BlackRock Capital Finance L.P. on April 22, 1996. A gain in the amount of $1.8 million was realized at the time of the sale. BlackRock is entitled to certain remedies in the event that certain loan-specific representations and warranties made by the Bank are breached. At the present time, Bancorp is not aware that any of these representations and warranties are incorrect.
See the Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders.

         As of April 30, 1996 $36.4 million of loans previously purchased from other financial institutions were classified as held for sale as the Bank had entered into an agreement to sell such loans. See Note E (subsequent events) for information regarding the sale of these loans.

Note E)  Subsequent Events

         On May 24, 1996, the Bank sold $36.4 million of loans previously purchased from and serviced by other financial institutions which resulted in a pre-tax gain of $3.6 million.

         On May 30, 1996, the Bank sold servicing rights on $164.3 million of FNMA loans upon converting said loans from recourse to nonrecourse for a pre-tax gain of $1.4 million.

         On May 30, 1996, the Bank defeased its outstanding Medium-Term Mortgage-Backed Notes.

Note F)  Commitments and Contingencies

         In the normal course of business, there are outstanding various legal proceedings, claims and commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. After reviewing such matters, Bancorp believes that resolution of these matters will not materially affect its consolidated results of operations or financial position.

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

         Financial instruments with off-balance sheet risk are as follows:

                                                                             Contract Amount
                                                               April 30, 1996                October 31, 1995
                                                                               (In thousands)
Commitments to originate loans.......................       $         1,296                  $       8,326
Loans sold with recourse.............................               222,752                        221,898


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

         Bancorp has retained credit risk on certain residential mortgage loans it has converted into FNMA and FHLMC mortgage-backed securities. Accordingly, Bancorp has retained the risk of loss resulting from any foreclosures on such loans. The credit risk associated with the Bank's loans sold with recourse is considered in establishing the allowance for possible loan losses. Some of these loans were converted from recourse to nonrecourse after April 30, 1996, and the servicing rights with respect to such loans were sold. See Note E.

         As a nonmember of the Federal Reserve System, the Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and due from banks," was $7.8 million and $6.5 million at April 30, 1996 and October 31, 1995, respectively. The Bank is permitted to borrow from the Federal Reserve Bank "discount window" under certain conditions. Any such borrowings must be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank.

                               THE BOSTON BANCORP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition by Bank of Boston Corporation

         Bancorp and Bank of Boston Corporation ("Bank of Boston") entered into an Agreement and Plan of Reorganization (as amended, the "Merger Agreement") on October 10, 1995 pursuant to which Bancorp will become a wholly-owned subsidiary of Bank of Boston. The Merger, approved by the stockholders of Bancorp on April 11, 1996, remains subject to the receipt of various regulatory approvals and the satisfaction of certain other closing conditions. It is expected that the closing will occur in June, 1996 and that the Measurement Date will be May 31, 1996. See the Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders.

         As a condition to the Merger, Bancorp is required to effect certain mandatory pre-closing transactions. These transactions are described in detail in the Proxy Statement for Bancorp's 1996 Annual Meeting. Some of these transactions will have a significant impact on Bancorp's operations in fiscal 1996 and on the value of the consideration to be received by stockholders in the Merger, including the liquidation of approximately two-thirds of its investment portfolio (including all of its equity securities), the liquidation of all properties held as real estate owned, the repayment of all FHLB advances (including all associated prepayment penalties), the defeasance of the Bank's medium-term notes, and the accrual of contracted severance costs and certain expenses related to the proposed acquisition. Bancorp's net income during the six months ended April 30, 1996 was favorably affected by a high level of gains on the sale of investment securities. Bancorp expects its net income to continue to be materially affected by gains and losses on the sale of loans, investment securities and other assets and by the investment of the proceeds of such sales in short-term securities which can be expected to have lower yields than the assets they replace. The Proxy Statement for Bancorp's 1996 Annual Meeting of stockholders contains a detailed description of the terms of the Merger Agreement.

Financial Condition

         The Company's total assets declined to $1.6 billion at April 30, 1996 from $1.9 billion at October 31, 1995, primarily as a result of the sale of portions of the Bank's investment and mortgage-backed securities portfolios and the use of the sales proceeds to retire the Bank's indebtedness. Management expects to continue the process of liquidating its entire equity portfolio and a significant portion of its debt and mortgage-backed securities portfolio pursuant to the Merger Agreement with Bank of Boston.

         At April 30, 1996, the Company's investment portfolio, which is comprised of short-term investments, investment securities and mortgage-backed securities, totaled $1.2 billion compared to $1.5 billion at October 31, 1995.

         At April 30, 1996, $160.0 million of the mortgage-backed securities portfolio was represented by either Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") or Government National Mortgage Association ("GNMA") adjustable-rate issues. The pretax net unrealized gain on the Company's mortgage-backed securities portfolio decreased by $7.8 million during the six months ended April 30, 1996.

         The fair value of the Company's equity portfolio totaled $32.7 million at April 30, 1996 compared to $104.2 million at October 31, 1995. The decrease resulted primarily from sales of equity securities. The equity portfolio includes high quality, yield-oriented common and preferred stocks. The fair value of common equity investments totaled $30.6 million at April 30, 1996, compared to $94.9 million at October 31, 1995. The fair value of preferred stock issues held by the Company totaled $2.1 million at April 30, 1996 compared to $9.3 million at October 31, 1995. These amounts include the effects of Statement of Financial Accounting Standards ("SFAS") No. 115 which requires that certain investment securities be recorded at fair value.

         At April 30, 1996, the fair value, after taxes, of the Company's investment portfolio, including mortgage-backed securities, was greater than its amortized cost by $3.0 million, which under SFAS 115 is included as a separate component of stockholders' equity in the Company's consolidated statements of financial condition. At October 31, 1995, the fair value, after taxes, of the investment portfolio had been $24.2 million greater than its amortized cost.

         Loans, net, including loans held for sale, decreased to $202.3 million at April 30, 1996 from $348.5 million at October 31, 1995. Mortgage loan originations for the three months ended April 30, 1996 decreased to $4.1 million from $16.4 million for the comparable period ended April 30, 1995. All mortgage loans originated during the three months ended April 30, 1996 were residential mortgage loans, of which $600,000 were adjustable rate loans and $3.5 million were fixed rate loans. The Company does not expect to originate additional commercial real estate and multi-family residential mortgage loans because it is required to dispose of all such loans prior to the Merger.

         Total deposits remained relatively constant during the six months ended April 30, 1996, increasing $11.6 million to $1.4 billion. Before interest credited of $29.8 million, deposits declined by $18.2 million from October 31, 1995 through April 30, 1996.

         All FHLB advances and securities sold under agreements to repurchase were paid off as of April 30, 1996. Other borrowings, including the ESOP loan payable and notes payable declined by $541,000 from October 31, 1995 through April 30, 1996. The Merger Agreement required the Bank to repay all FHLB advances, including prepayment penalties thereon, and all securities sold under agreement to repurchase prior to the Merger. The Bank is also required to defease the notes payable prior to the Merger. The ESOP loan will be repaid in conjunction with the Merger.

         Stockholders' equity increased by $3.6 million to $198.2 million at April 30, 1996 from $194.6 million at October 31, 1995. The increase is the result of net income for the six months ended April 30, 1996 of $24.1 million, proceeds from the exercise of stock options of $1.7 million, a tax benefit for non-qualifying stock options exercised of $.5 million and a reduction in the unearned compensation expense attributable to the ESOP loan of $.4 million. The increase in stockholders' equity was reduced by dividends paid to stockholders of $2.0 million, as well as a decrease in the unrealized gain on securities available for sale of $21.1 million.

Nonperforming Assets

         The following table summarizes the composition of nonperforming assets (including nonperforming loans held for sale) at the dates shown:

                                                                      April 30, 1996          October 31, 1995
                                                                      --------------         -----------------
                                                                             (Dollars in thousands)

Nonaccrual loans.......................................                $     1,807              $      5,828
Other real estate......................................                      1,221                     7,540
                                                                       -----------              ------------
     Total nonperforming assets........................                $     3,028              $     13,368
                                                                       ===========              ============

Nonperforming assets as a
   percentage of total assets                                                 .19%                      .71%

Nonperforming assets as a
   percentage of total loans, including
   loans held for sale (before net items)                                    1.47%                     3.76%


Nonaccrual and Restructured Loans

     The following table summarizes nonaccrual and restructured loans at the dates shown. Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days.

                                                                      April 30, 1996         October 31, 1995
                                                                      --------------         ----------------
                                                                                 (In thousands)
Real estate loans:
Residential:
   Conventional........................................                $     1,025               $     2,221
   FHA/VA..............................................                         44                       531
   Commercial..........................................                        695                     3,029
                                                                       -----------               -----------
                                                                             1,764                     5,781
                                                                       -----------               -----------

Consumer loans:
Secured................................................                          4                         4
Unsecured..............................................                         39                        43
                                                                       -----------               -----------
                                                                                43                        47
                                                                       -----------               -----------
     Total nonaccrual loans............................                $     1,807               $     5,828
                                                                       ===========               ===========

Restructured loans.....................................                $        59               $       590

                                                                       ===========               ===========

     Restructured loans, net, decreased to $59,000 at April 30, 1996 from $590,000 at October 31, 1995. Specific reserves established for restructured loans totaled $0 at April 30, 1996 and $143,000 at October 31, 1995. Restructured loans, net, at April 30, 1996, were comprised of one 1-4 family residential loan. This loan has an interest rate of 7.0%.

Potential Problem Loans

     Potential problem loans are loans which cause management to have serious doubts as to the ability of borrowers to comply with present loan repayment terms and are not already classified as nonaccrual or restructured. At April 30, 1996, potential problem loans, net totaled approximately $1.4 million.
Other Real Estate

        Properties acquired through foreclosure or in settlement of loans are classified as other real estate, as are loans classified as such in accordance with SFAS No. 66. The following table summarizes other real estate at the dates shown.

                                                                     April 30, 1996          October 31, 1995
                                                                     --------------          ----------------
                                                                                      (In thousands)

Conventional...........................................                $       765               $     1,125
Commercial.............................................                        456                     6,415
                                                                       -----------               -----------

Total other real estate................................                $     1,221               $     7,540

                                                                       ===========               ===========

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

         An analysis of the allowance for possible loan losses is as follows:

                                                                                     Six Months Ended
                                                                                          April 30,
                                                                                     ---------------------
                                                                                   1996               1995
                                                                                   ----               ----
                                                                                         (In thousands)

Balance at beginning of period....................................         $      2,121         $      9,471

   Charge-offs:
     Commercial real estate.......................................                   --                1,169
     Residential real estate......................................                  152                  580
     Consumer.....................................................                    7                   72
                                                                            -----------          -----------
                                                                                    159                1,821
                                                                            -----------          -----------
   Recoveries:
     Commercial real estate.......................................                   --                  699
     Residential real estate......................................                   20                  124
     Consumer.....................................................                    7                    5
                                                                            -----------          -----------
                                                                                     27                  828
                                                                            -----------          -----------

   Net Charge-offs................................................                  132                  993
                                                                            -----------          -----------

   Provisions charged to operations:
     Commercial real estate.......................................                   --                1,480
     Residential real estate......................................                   --                  480
     Consumer.....................................................                   --                   40
                                                                            -----------          -----------
                                                                                     --                2,000
                                                                            -----------          -----------

   Balance at end of period.......................................          $     1,989          $    10,478
                                                                            ===========          ===========


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

         At April 30, 1996, the Bank had a ratio of Tier 1 or core capital to total assets of 11.42%. At April 30, 1996, South Boston's ratio of total risk-based capital to total risk-weighted assets was 36.56% and its ratio of Tier 1 capital to total risk-weighted assets was 36.15%. Neither regulatory capital measure includes any SFAS No. 115 adjustment for securities available for sale. At April 30, 1996, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

Result of Operations

         For the fiscal quarter ended April 30, 1996, net income increased to $9.7 million or $1.82 per share on a fully diluted basis from $4.4 million or $.84 per share for the fiscal quarter ended April 30, 1995. Net income for the six months ended April 30, 1996, increased to $24.1 million or $4.51 per share on a fully diluted basis from $9.9 million or $1.90 per share for the six months ended April 30, 1995. The increase in net income was due primarily to substantially higher net realized gains on securities and a lower provision for possible loan losses, offset in part by an increase in income taxes, prepayment penalties on FHLB advances, and lower net interest and dividend income.

         Net interest and dividend income for the three and six months ended April 30, 1996 decreased to $12.9 million and $25.8 million, respectively, as compared to $13.9 million and $29.4 million for the three and six months ended April 30, 1995, respectively. This decrease primarily reflects the decrease in investment income due to the decline in the average investment portfolio balance, as well as the increase in the weighted average rate paid on deposit accounts. The increase in the cost of deposits was offset by the decline in interest paid on FHLB advances, primarily due to the repayment of FHLB advances.

         Interest income on the loan portfolio for the fiscal quarter ended April 30, 1996 decreased to $7.2 million from $8.2 million for the fiscal quarter ended April 30, 1995, and decreased to $15.1 million for the six months ended April 30, 1996 from $16.5 million for the six months ended April 30, 1995. This decline is primarily due to the decrease in the average loan portfolio balance outstanding. The decrease in average balances of loans outstanding was a result of lower loan originations, as well as the conversion of $19.3 million of loans to mortgage-backed securities during the fiscal quarter ended January 31, 1996, as well as the sale of the commercial loan portfolio on April 22, 1996. This decline was offset, in part, by an increase in the weighted average yield on loans over the comparable period for the prior fiscal year. The Company's gross interest income is likely to continue to decline due to the reinvestment of the commercial real estate loan sale proceeds in short-term investments.

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

                                                         Three Months Ended                Six Months Ended
                                                              April 30,                        April 30,
                                                       ----------------------           ---------------------
                                                          1996           1995            1996            1995
                                                          ----           ----            ----            ----
       Weighted average yield earned on:
       Loans                                              9.13%          8.48%           9.00%           8.55%
       Investments (a)                                    7.04           6.69            6.98            6.77
       Combined..................................         7.47           7.04            7.40            7.11

       Weighted average rate paid on:
       Deposits..................................         4.38           4.00            4.43            3.84
       Other Borrowings..........................         4.46           6.24            5.61            6.04
       Medium-term notes.........................         8.35           8.35            8.35            8.47
       Federal Home Loan Bank advances...........         5.32           6.30            5.54            6.09
       Overall Cost of funds.....................         4.43           4.65            4.54            4.46

                  Interest rate spread...........          3.04%           2.39%         2.86%           2.65%


(a)  Includes mortgage-backed securities and Federal Home Loan Bank stock; excludes the effects of SFAS No. 115.

Rate/Volume Analysis

         The effect on net interest income due to changes in weighted average interest rates earned and paid and the weighted average amounts of interest-earning assets and interest-bearing liabilities is shown in the following table.

                                                                                         Increase(Decrease) Due To
                                                                                   ------------------------------------

         Three Months Ended                                              Total                              Rate/
              April 30,                          Current     Prior     Increase      Rate       Volume     Volume
            1996 vs. 1995                        Period     Period    (Decrease)      (a)         (b)        (c)
      --------------------------                 -------    -------    --------    ---------    ------     -------
                                                                             (In thousands)
Income from interest-earning assets:
   Loan portfolio(d)......................     $  7,164    $ 8,192     $ (1,028)   $  631     $ (1,540)   $  (119)
   Investment portfolio(e) (f)............       21,280     26,789       (5,509)    1,386       (6,556)      (339)
                                               --------    -------     ---------   -------    ---------   --------
     Total................................       28,444     34,981       (6,537)    2,017       (8,096)      (458)
                                               --------    -------     ---------   -------    ---------   --------

Expense from interest-bearing liabilities:
   Deposit accounts.......................       14,662     13,079        1,583     1,345          217         21
   Borrowings.............................          170        424         (254)     (120)        (187)        53
   Medium term notes......................          116        118           (2)       --           (2)        --
   Federal Home Loan Bank advances........          590      7,430       (6,840)   (1,159)      (6,723)     1,042
                                               --------    -------     ---------   -------    ---------   -------

     Total................................       15,538     21,051       (5,513)       66       (6,695)     1,116
                                               --------    -------     ---------   ------     ---------   -------

Net interest income.......................     $ 12,906    $13,930     $ (1,024)   $1,951     $ (1,401)   $(1,574)
                                               ========    =======     =========   =======    =========   ========

                                                                                        Increase(Decrease) Due To
                                                                                   ------------------------------------

          Six Months Ended                                               Total                              Rate/
              April 30,                          Current     Prior     Increase      Rate       Volume     Volume
            1996 vs. 1995                        Period     Period    (Decrease)      (a)         (b)        (c)
  ------------------------------------          --------   -------    ---------     ------      -------   --------
                                                                             (In thousands)
Income from interest-earning assets:
   Loan portfolio(d)......................     $ 15,114    $16,500     $ (1,386)   $  881     $ (2,152)   $  (115)
   Investment portfolio(e) (f)............       44,294     54,255       (9,961)    1,727      (11,327)      (361)
                                               --------    -------     ---------   -------    ---------   --------
     Total................................       59,408     70,755      (11,347)    2,608      (13,479)      (476)
                                               --------    -------     ---------   -------    ---------   --------

Expense from interest-bearing liabilities:
   Deposit accounts.......................       29,807     25,843        3,964     4,049          (74)       (11)
   Borrowings.............................        1,250        599          651       (43)         747        (53)
   Medium term notes......................          233        251          (18)       (3)         (15)        --
   Federal Home Loan Bank advances........        2,271     14,655      (12,384)   (1,344)     (12,152)     1,112
                                               --------    -------     ---------   -------    ---------   -------

     Total................................       33,561     41,348       (7,787)    2,659      (11,494)     1,048
                                               --------    -------     ---------   -------    ---------   -------

Net interest income.......................     $ 25,847    $29,407     $ (3,560)   $  (51)    $ (1,985)   $(1,524)
                                               ========    =======     =========   =======    =========   ========
- -------------------------

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

         The average yield on the loan portfolio increased to 9.13% and 9.00% for the three and six months ended April 30, 1996, respectively, as compared to 8.48% and 8.55% for the same periods in fiscal 1995, reflecting the decrease in the average loan portfolio as a result of both charge-offs and provisions for losses on loans held for sale related to the reclassification and recent sale of the Commercial Real Estate portfolio. The average yield on the investment portfolio increased to 7.04% and 6.98% for the three months and six months ended April 30, 1996, respectively, as compared to the 6.69% and 6.77% for the same periods in fiscal 1995, due primarily to the sale of a significant portion of the common and preferred stock portfolio, during the three and six months ended April 30,1996, which typically earns a lower yield than fixed income securities.

         Total interest expense decreased to $15.5 million and $33.6 million for the three and six months ended April 30, 1996 from $21.1 million and $41.3 million for the same periods in fiscal 1995, primarily due to the significant reduction in average borrowings outstanding, offset in part by the increase in cost of deposits. The weighted average cost of funds decreased to 4.43% for the three months ended April 30, 1996 and increased to 4.54% for the six months ended April 30, 1996 from 4.65% and 4.46% for the same periods ended April 30, 1995.

         Total other income increased to $10.2 million and $26.5 million for the three and six months ended April 30, 1996 from $731,000 and $1.6 million for the same periods in fiscal 1995, due primarily to higher net realized gains on securities which totaled $7.7 million and $23.3 million for the three and six months ended April 30, 1996 as compared to $533,000 and $560,000 for the same periods in fiscal 1995. The increase in other income was also due to the increase in the net realized gains on the sale of loans of $2.4 million for the three and six month periods ended April 30, 1996. Gross realized gains on the sale of securities totaled $10.8 million and $28.4 million for the three months and six months ended April 30, 1996. Gross realized losses on the sale of securities during the same periods totaled $3.1 million and $5.1 million. The Company will continue to sell investment securities, as required by the Merger Agreement.

         Total other expenses decreased 26.9% to $5.7 million and 13.2% to $12.8 million for the three and six months ended April 30, 1996 from $7.8 million and $14.7 million for the corresponding periods ended April 30, 1995. The decrease in other expenses is primarily attributable to a decrease in fees for professional services of $1.7 million and $1.8 million, respectively, for the three and six months ended April 30, 1996 as compared to the same periods in 1995. A significant reduction in FDIC insurance assessments also contributed to the reduction in other expenses.
These decreases were offset in part by prepayment penalties on FHLB advances.

         The provision for federal and state taxes increased to $7.7 million and $15.5 million for the three and six months ended April 30, 1996, respectively, as compared to $1.9 million and $4.3 million for the three and six months ended April 30, 1995, respectively, reflecting higher effective tax rates resulting from significantly increased pretax income, a significant reduction in the amount of dividend income qualifying for the dividends received deduction, and unused state tax losses at the Bank. The combined federal and state income tax rate increased to approximately 44% and 39% for the three and six months ended April 30, 1996, respectively.

                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not applicable.

         Item 2.  Changes in Securities

                  (a)      Not applicable.
                  (b)      Not applicable.

         Item 3.  Defaults Upon Senior Securities

                  (a)      Not applicable.
                  (b)      Not applicable.

         Item 4.  Submission of Matters to a Vote of Security-Holders
                  The Company's 1996 annual meeting of stockholders was held on April 11, 1996. At the 1996 annual meeting it was voted to approve and adopt the Agreement and Plan of Reorganization, dated as of October 10, 1995, as amended by a letter agreement dated March 7, 1996 (the "Merger Agreement"), by and between Bank of Boston Corporation and Bancorp, and the transactions contemplated thereby, including, the sale from time to time of certain assets of Bancorp and its subsidiaries as contemplated by the Merger Agreement. Of the 5,252,899 eligible votes, 3,726,882 were cast in favor of the Merger Agreement and 436,213 against the Merger Agreement. There were 28,329 abstentions, 558,247 broker no-votes, and 503,228 shares that were not voted.

                  In addition, Robert E. Lee and Frank G. Neal, Jr., were elected as directors of the Company for new three-year terms or, if earlier, until the effective time of the merger. Of the 5,252,899 eligible votes, 4,469,066 were cast in favor of the election of each of Mr. Lee and Mr. Neal, Jr. With respect to each nominee, 166,100 votes were withheld, 114,505 were cast with exceptions, and 503,228 shares were not voted.

         Item 5.  Other Information

                  None.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      The following exhibits are filed herewith:

                           Exhibit 27       Financial Data Schedule

                  (b) A Form 8-K was filed on February 21, 1996 reporting the agreement the Bank entered into with BlackRock Capital Finance L.P., ("BlackRock") pursuant to which BlackRock agreed to purchase the Bank's commercial real estate and multi-family loan portfolio. No financial statements were filed relating to this Form 8-K.

                  (c) A Form 8-K was filed on April 12, 1996 reporting the results of the votes taken at the Company's 1996 Annual Meeting of Stockholders. No financial statements were filed relating to this Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      THE BOSTON BANCORP


Date: June 14, 1996                By:    /s/Robert E. Lee
      -------------                   ------------------------------------
                                                  Robert E. Lee
                                       Chairman of the Board and President
                                           and Chief Executive Officer
                                          (Principal Executive Officer)


Date: June 14, 1996                By:    /s/David L. Smart
      -------------                   ---------------------------------------
                                                 David L. Smart
                                          Vice President and Treasurer
                                  (Principal Financial and Accounting Officer)